Form 10-K
period 2014-12-31
Zero Gravity Solutions, Inc.
filed 2015-04-01
CIK 1574186

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

Commission File Number: 000-55345

ZERO GRAVITY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1779352
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

190 NW Spanish River Boulevard, Boca Raton, Florida 33431
Address, including zip code, of principal executive offices)

(561) 416-0400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $25,652,919 based on the price at which stock was last sold on OTC Pink ($2.75) on June 17, 2014.

As of March 20, 2015, the registrant had 33,476,597 shares of common stock outstanding.

Documents incorporated by reference: [None.]

ZERO GRAVITY SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2014

i

FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

PART I

ITEM 1.	BUSINESS

Company Overview

Zero Gravity Solutions, Inc. (“we”, “us”, “our”, the "Company", “ZGSI” or the "Registrant"), a Nevada corporation, is a biotechnology company focused on commercializing technology derived from, and designed for, space with significant applications on Earth. These technologies seek to improve world agriculture by providing valuable solutions to challenges facing humanity, including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on its two primary business segments: 1) BAM-FX, which is a cost effective, ionic nutrient delivery system for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant, and 2) Directed Selection, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the International Space Station. These can be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

The Company is focused on implementing a near-term revenue generation plan through the introduction of the Company’s first commercial product, BAM-FX, to the world’s agricultural markets. BAM-FX is an ionic nutrient delivery system for agriculture. The Company conducted field trials on a variety of crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014. These trials showed exceedingly positive results including a significant increase in yield, quality and nutritional value in a variety of crops. As a result of the successful trials, the Company opened a manufacturing facility during the third quarter of 2014 to supply expected product demand and began the commercial roll out of BAM-FX. To support its commercial efforts, the Company has hired or contracted with qualified personnel for sales and marketing support, in field test research and toxicology services.

The Company’s mid-to-longer term objectives are the commercialization of ZGSI’s space derived Directed Selection technology, which predicts that plant and animal stem cells exposed to prolonged microgravity in space can be endowed with new characteristics beneficial to society. In conjunction with our collaborators, National Aeronautics and Space Administration (“NASA”), the United States Department of Agriculture (“USDA”) and the University of Florida, over the past six years, we have conducted scientific studies on six NASA sponsored flights to the International Space Station (“ISS”). These experiments have demonstrated that the gene expression of plant cells in zero/microgravity changes substantially, and furthermore, provided us with strong evidence that these changes can be directed toward beneficial attributes.

Our Directed Selection research aims to produce new varieties of proprietary, patentable stem cells for plants with desirable traits, such as the ability to better survive environmental challenges (i.e. temperature or climate change) or to resist disease. Adaptive changes in the plant will be accomplished without the need for additive or subtractive genetic engineering, thus eliminating public concerns about genetically modified organisms (“GMO”). The plant still uses the capabilities that are a natural part of its genetic potential, through altered gene expression that enables adaptation toward valuable traits. Another important aspect of our space derived IP capitalizes on space flight experiments showing the unique effects of zero/microgravity on mammalian cells. Space-based technology imparts the likely ability to reproduce undifferentiated multipotent human stem cells in substantially larger quantities and more rapidly than is possible on Earth. Long-term goals include revolutionary advancements in stem cell differentiation, cellular macrostructure assembly, vascularization, and wound healing. Because both humans and animals use very similar metabolic pathways, we also expect to produce patented stem cells that can provide beneficial treatments to commercial livestock. We believe that this area may lead to significant business opportunities for the Company.

The Company has incurred a net loss and has only minimal revenues since its inception under our current name and business plan on January 11, 2013. As such, our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Management is currently assessing numerous financing options; however, the Company believes that it will have to raise an additional $3-4,000,000 to fund our operations through the end of 2015.

We believe the Company’s proprietary technologies enables the development of a diverse product line with unique solutions to big problems, representing significant potential revenue and profit opportunities. Due to the market scope and associated regulatory needs to reach full profit potential, ZGSI’s strategy is to partner and license with industry-leading companies to supplement necessary resources and expedite revenue generation.

Corporate History and Structure

The Company engaged in various business activities and enacted a series of name changes from 2003 to 2013 until we adopted our current name and business plan of Zero Gravity Solutions, Inc. on January 11, 2013.

The Company’s Prior History and Timeline

Zero Gravity Solutions, Inc. was initially incorporated in the State of Idaho as Hazelwood-Gable, Inc. on August 19, 1983 to engage in the business of developing mineral resources. The Company engaged in limited operations until 2003. On June 19, 2002, the Company changed its corporate domicile to the State of Nevada and, on November 25, 2003, changed its name to American Thorium, Inc. On December 10, 2003, the Company entered into an agreement to acquire certain mining claims and changed its name to Thorium Nuclear Energy, Inc. on March 5, 2004. On March 8, 2006, the Company changed its name to Hazelwood Ventures, Inc. and began looking for new business ventures. On June 14, 2006, the Company changed its name to Monarch Molybdenum & Resources, Inc. and on November 27, 2007 entered into a merger agreement, whereby it was to acquire certain mining claims from Thorium Energy, Inc. and changed the Company's name to Thorium Energy, Inc. The merger agreement was rescinded on March 19, 2008 and the Company changed its name to Monolith Ventures Inc. on April 2, 2008 and with the intent to acquire or merge with one or more businesses. On December 30, 2011, the Company acquired ElectroHealing Holdings, Inc., which held certain patents, patent applications and other technologies and/or licenses pertaining to medical device technology and changed its name to ElectroHealing Technologies, Inc. on January 12, 2012. Subsequent to the transaction, management re-evaluated the merits and benefits of the ElectroHealing Holdings, Inc. acquisition and began to explore possible alternatives. Accordingly, we executed a rescission agreement on December 20, 2012 that returned the previously acquired patents and technologies in exchange for the cancellation of the shares of our common stock previously issued in the acquisition.

Formation of ZGSI and the Company’s Current Structure

On December 3, 2012, we entered into a Patent Acquisition Agreement with John W. Kennedy, whereby we acquired certain patents applications and technologies related to the Company’s current Directed Selection business segment. In connection with the acquisition of this technology, we changed our name to Zero Gravity Solutions, Inc. on January 11, 2013 to better reflect our new business endeavors and issued 11,500,000 shares of our authorized, but previously outstanding common stock. In connection with this acquisition, we moved our corporate headquarters from Salt Lake City Utah to its current location at 190 NW Spanish River Boulevard, Suite 101, Boca Raton, FL 33431.

On July 30, 2013, John W. Kennedy assigned to the Company the entire right, title and interest in, to and under the invention and provisional patent application for Bioavailable Minerals for Plant Health, which became the basis for the Company’s BAM-FX business segment.

The Company currently has four wholly owned subsidiaries: BAM Agricultural Solutions, Inc., (“BAM Inc.”), Zero Gravity Life Sciences, Inc. (“ZGLS”), Zero Gravity Solutions, Ltd. (“ZGS UK”), BAM Agricultural Solutions, Ltd.(BAM UK) BAM Inc. is a Florida Corporation, which holds and controls the manufacturing, sales and revenue generation of the Company's agricultural product, BAM-FX. ZGLS is a Florida Corporation, which holds and controls the Company’s Directed Selection business segment and the related research and development work. ZGS UK is a private United Kingdom limited company based in the United Kingdom created to service the Company's operations and interests in the European Union (EU) and other international markets. BAM UK was formed to reserve the name in the European Market.

The Company currently has 17 employees, of which 15 are full time employees. The Company has selected December 31st as its fiscal year end.

Principal Product Lines

BAM-FX

BAM-FX is an ionic nutrient delivery system for food crops. BAM-FX was originally developed by John Wayne Kennedy, our Chief Science Officer and Director, to grow food crops in space vehicles designed for deep space human missions, but has been found to have potentially far reaching applications for agriculture on Earth. BAM-FX is a formulation of copper and zinc used to treat plant mineral deficiencies by providing a delivery system to move mineral ions to the mineral deficient areas in plants. The benefits of BAM-FX are accomplished without the use of genetic modification or traditional fertilizers, soil amendments or supplements. Instead, the BAM-FX formula transports highly bio-available, balanced, ionic minerals systemically into the biological system of a plant using a mineral complex carrier in an ionic form, which penetrates and distributes nutrients throughout the plant's cellular structure. BAM-FX delivers a diversity of nutrients, in measurably larger quantities than can be achieved through standard and traditional methods, and it is capable of substantially cutting costs with its versatile application possibilities and its replacement of multiple products. The BAM-FX formula can be applied either by soaking seeds or direct application at time of planting and foliar treatment of the plant at later stages of development. Further, the benefits to crops are accomplished without the use of additive or subtractive genetic modification techniques and therefore, crops treated with BAM-FX are not categorized as GMOs. As major agricultural markets throughout the world (such as Europe) are concerned about the long-term effects of genetically modified plants and crops that are ingested by humans, we believe that the fact that crops treated with BAM-FX are not categorized as GMOs creates a competitive market advantage and provides a wider potential customer base in these areas.

As noted in the “BAM-FX Trials” section below, in tests with commercial farmers, BAM-FX treated plants have shown higher yields, increased plant resistance to harmful environmental factors and higher quality fruit and vegetables. Trials have shown that applications of BAM-FX to various crops reduces the necessity for multiple applications of other products, which we believe will save agriculture a considerable amount of time and money while creating faster growing, healthier, more robust plants. Additionally, we believe BAM-FX may provide significant value for farmers, growers, and world agriculture through:

•	Faster time to maturity and harvest, with higher farm yields for food crops;

•	Systemic delivery of targeted nutrients and minerals to crops to create more robust plants and more nutritious crops;

•	Increased nutritional quality of grains and produce, including the potential to engineer nutrition into our food (e.g. bio-fortifying lettuce and grapes with zinc, potassium and calcium); and

•	Reduced ecologic and other concerns associated with agricultural runoff pollution into water sources; as large amounts of phosphates or nitrates are not used.

Food crops offer the best source of nutrition for humans, since many supporting nutrients require organic carriers and are not normally absorbed by using vitamin and mineral supplements alone. As BAM-FX can be applied to any plant, we anticipate a substantial demand for manufacture and distribution of BAM-FX to support improved crop health and nutrition.

BAM-FX Trials

In 2014, BAM-FX product development and commercialization activities spanned a wide range of studies, in terms of crop plants, test parameters, geographic region, and potential customer base. Early product testing used controlled conditions of indoor facilities to study BAM-FX’s impact on seed germination, early seedling growth, and impact to young plants. Later testing progressed to small-scale outdoor test plots, conducted both internally and in the hands of commercial field application specialists, farm managers and candidate early adopter customers. In total, BAM-FX product testing to date has found that the product provides significant benefits to plant growth and yield, such as rooting activity, plant biomass, maturation time, BRIX (sugar content), and – most importantly – overall crop yield and improved nutrient access by the plant, as demonstrated by the ability to reduce fertilizer application.

Through this body of work, product application parameters have been established to engage with candidate early adopter customers, sales representatives, distributors, and key opinion leaders in academia for on-site product evaluation. Essential knowledge gained for a variety of economically important crops includes the following: acceptable BAM-FX concentration ranges and delivery rates, treatment methods, successful integration with a variety of commercial farming practices (e.g. soil application in furrow, drip irrigation, foliar spray, helicopter spray), and a series of evaluation criteria for demonstration of product success. Preliminary internal testing was validated by small-scale field trials using test plots, which found faster plant establishment (increased root growth, stronger plant crowns, greater leaf growth), faster crop maturation, and overall greater yields. BAM-FX also showed the potential to support a reduction in fertilizer application rates, as evidenced by early internal research and later results from two field trials.

Internal Studies

Seed Germination Studies

A series of experiments tested the impact of BAM-FX on seed germination under normal conditions and under conditions of abiotic (heat) stress. A variety of seeds were soaked in diluted BAM-FX for up to thirty minutes, and then seeds were allowed to germinate in a moist environment. For bush bean, squash, tomato, cantaloupe, and wheat seeds soaked with BAM-FX showed a thicker radicle (early root), greater root hair development and/or greater root branching after 7 - 13 days of growth. Under optimal growing conditions, germination rates for seeds treated with BAM-FX were comparable to or better than control (above, lettuce and sweet corn). Under non-optimal conditions of abiotic stress (overly warm temperatures for a cool season crop) lettuce showed improved germination and viability after a one-time soak with BAM-FX. For seed soaking methods, a maximum of 1 oz/gal dilution rate of BAM-FX was determined to be the upper limit, with higher doses leading to deleterious effects.

This was evidenced by improved lettuce seed germination after the seed was soaked with BAM-FX (8 or 9 out of 10 seeds per group), compared to control (4 or 6 out of 10 seeds germinated). After 13 days, newly emerged lettuce seedlings from BAM-FX-treated seeds were green with sturdy leaves and better turgor in the young plant tissue (not wilted). In comparison, control seeds that had received a water soak only either failed to germinate or emerging leaves and roots were brown and unhealthy in appearance.

These studies established the fundamental effects of BAM-FX on seed germination, radicle emergence, and early root activity in very young seedlings. The utility of BAM-FX for supporting plant growth warranted further testing, since seed germination and the growth of young seedlings are an extremely vulnerable period of agricultural crop growth. For later yield production, it is vital to support development of robust plant seedlings, even under non-ideal climatic conditions, with abundant rootstock and good plant vigor.

Fertilizer Reduction Testing

The ability of BAM-FX to support plant growth with decreased fertilizer application was tested under controlled conditions using corn and sunflower seeds in coir plugs. Study results were consistent with improved plant nutrient status for BAM-FX-treated seedlings. Seeds treated with BAM-FX developed significantly greater roots and root hairs (capillary roots), compared to fertilizer or water-only controls. In comparison, seedlings receiving fertilizer developed much less capillary (tiny hair) roots, possibly creating a dependency on the continuous addition of nutrients. Seeds and plants treated with BAM-FX developed larger root balls and a much higher volume of very tiny (capillary) hair roots, which are the key roots which uptake most of the micronutrients from the soil. The more small capillary roots there are on the plant, the more efficient the plant becomes in micronutrient uptake. See Figure 1. Results of this test were qualitative observations, since the growth media selected for this test did not allow measuring root biomass.

Figure 1: Photographic comparisons of the root structure between seeds treated with BAM-FX compared to fertilizer or water-only controls.

Also, BAM-FX seedling growth phenology suggested a shift toward greater root production before vegetative growth of leaves commenced, followed by more vigorous leaf growth. Emergence of seedlings from soil had some evidence of delay, however resulting seedlings had greater leaf surface area compared to height for BAM-FX group, compared to control plants receiving NPK fertilizer or water only which were relatively taller with less leaf area. See Figure 2. Follow-up testing examined a range of fertilizer rates in combination with BAM-FX. Optimal BAM-FX concentrations for use appeared to be 0.5 or 1 oz/gal for this study. The most favorable results occurred for BAM-FX with reduced fertilizer at 75% or 50% rate. Plants receiving BAM-FX with full fertilizer rate tended toward less leaf width and overly tall, weaker plants, suggesting overly abundant nutrients for the optimal plant growth habit. The greatest boost in plant growth occurred over the first two weeks after BAM-FX treatment.

Figure 2: Photographic comparisons of the leaf growth between seeds treated with BAM-FX compared to fertilizer controls.

Improved plant nutrient status for BAM-FX-treated seedlings was determined as, through previous study, BAM-FX already had a demonstrated impact on plant root systems, particularly the growth of increased capillary roots (tiny, single-celled root hairs), allowing the plant to extract more micronutrients from the soil and translating to a much improved plant. Improved growth of BAM-FX seedlings is consistent with improved nutrient access from the soil and/or provision of nutrients by BAM-FX, either of which would augment the available nutrients inside of the plant.

In addition to confirming earlier root production results, this set of studies provided the first indication that BAM-FX had the potential to support optimal plant growth with reduced fertilizer application.

Potato Plant Development Testing

Potato testing was conducted to assess the effects of BAM-FX on the development and maturation of a root crop. Potato plants that received BAM-FX had earlier sprout emergence and greater vegetative growth, as measured by leaf and stem biomass, compared to control. For potatoes planted at the same time and grown in the same conditions, those receiving BAM-FX visibly emerged from the soil sooner than control groups receiving water only. At 17 days after planting, 11 out of 12 BAM-FX-treated plants had emerged from soil, ranging from 2 - 14 cm tall. In comparison, only 50% of control plants had emerged from the soil, with heights of 0.5 – 3 cm. After two months of growth, potato plants were weighted to determine total amount of plant (biomass), as a measure of how much vegetative growth had occurred for BAM-FX and control plants. BAM-FX plants had significantly greater mass of leaves and stems, for example averaging 39.0 ± 23.1 for the 1 oz/gal BAM-FX soil drench with foliar spray, compared to an average leaf/stem mass of 12.2 ± 6.0 for control group (± standard deviation indicated).

The greatest improvement in vegetative growth occurred for the group that received BAM-FX as both a soil drench and a foliar spray. In this test, BAM-FX was found to accelerate plant development of a starchy root crop, and further testing was warranted to pursue treatment options in the field to avoid phytotoxicity and to capture yield data. In the potato test, plants receiving BAM-FX reached a larger size in the same time span, compared to control (i.e. average potato plant mass of leaves and stems for BAM-FX test groups was at least two-times that of control). Plant maturity stages also occurred sooner, since stolon counts (described below) were higher for BAM-FX-treated plants (i.e. 10.3 ± 4.1 for BAM-FX soil drench with foliar spray group, versus 3.5 ± 1.7 for control group), and tuber initiation (described below) only occurred in plants receiving BAM-FX but not for control group (Figure 3).

In potato plants, a seed potato is planted with “eyes”, from which stems emerge. Once the stems are above the soil, leaves emerge. Later in the potato plant life cycle at a certain maturity point, lateral shoots, called stolons, emerge from the base of the potato plant. Stolons can turn and grow up to become more stems with leaves or, particularly if located below the soil, form small, baby potatoes in a process called tuber initiation. The early stages of tuber initiation are visible as a very small rounded area near the end of a stolon. In this test, stolon development showed significantly increased growth and potential tuber initiation for BAM-FX treated plants. Stolons were very small or absent on control group plants, and tuber initiation had not occurred. (See Figure 3.)

Figure 3: After allowing a 2-month period of vegetative growth, potato plants were removed from soil, photographed, and stems/leaves retained for a fresh-weight biomass measurement.

LEFT: Potato plants that received BAM-FX had higher biomass for stems and leaves. A double treatment of BAM-FX – soil drench at planting followed by post-emergence foliar spray – was most effective at producing biomass.

RIGHT: Under the soil, plants that received BAM-FX showed greater stolen growth and early tuber initiation. Control plants had minimal to no stolon’s visible, and tuber initiation had not occurred.

Plant Application Limits (Phytotoxicity) Studies

A series of tests were conducted to identify a workable concentration range and feasible application methods or limitations for BAM-FX usage. Tender, young seedlings of multiple plant types were evaluated for the ability to tolerate a range of concentrations, treatment amounts, and application methods of BAM-FX. The test was designed to push the product to failure points, in order to identify a safe range for usage without phytotoxicity or other deleterious effects.

In this test, BAM-FX application was found to be safe for use at a working concentration of 0.5 oz/gal, delivered as a soil drench, fine mist or heavy foliar spray, and 1.0 oz/gal was safe, as long as contact with plant tissues was avoided. Due to this testing, BAM-FX application in future field tests focused on a maximum working concentration of 0.5 oz/gal for foliar sprays (including drip or spray irrigation) and 1 oz/gal for an initial soil drench or in-furrow treatment at time of planting. Additional testing found that product concentrations should be dramatically reduced for continuous or prolonged exposure to BAM-FX, as in the cases of hydroponics, aquaponics or other pure-systems.

Early Seedling Starts Tests

Starting seedlings from seed represents a substantial potential customer base for BAM-FX, which would benefit from positive impacts on seed germination, root development, and vegetative growth to generate vigorous seedlings. BAM-FX was evaluated for the ability to impact germination, growth or biomass of tomato, broccoli and pepper in a variety of soil types, including commercially available garden soil, potting mix, and potting mix with a commercially available soluble fertilizer, Miracle Gro.

For all three soil types, BAM-FX-treated broccoli sprouts were the first to emerge. Broccoli showed the clearest advantage with BAM-FX, including failure to germinate without BAM-FX in two of the tested soil types. For the three tested soil types, including broccoli, tomato, and pepper seeds, broccoli sprouts were the first to emerge – only with BAM-FX – on day 2 after planting. The largest tomato and pepper seedlings were observed in the BAM-FX-treated groups for two potting mixes, and pepper seedlings had significantly greater biomass with BAM-FX in an organic garden soil. Although not all soil and plant combinations showed statistically significant differences, this test showed that BAM-FX could have a surprising impact on the germination and growth of young seedlings. Further work was warranted to explore the full life-cycle effect on plants receiving BAM-FX, as well as to gauge commercial seedling company interest in BAM-FX testing.

Produce & Greens in Small Test Plots (Illinois, Iowa, California, Florida, Utah)

A series of outdoor studies were conducted to evaluate the effects of BAM-FX on growth of a variety of agricultural crop plants using various controlled-access test sites (California, Florida, Illinois). Produce crops, including lettuce, tomato, pepper, cabbage, brussels sprouts, and blue kale, as well as one herb crop, basil, were evaluated for the impact of BAM-FX on growth habit, survival, biomass and other visible traits. BAM-FX was delivered as a soil drench and/or foliar spray, and one test site included a comparison with Miracle Gro as a competing control. In general, prior BAM-FX results from laboratory conditions were borne out in these full-season test plots. This series of internally directed test plot studies served a critical need to follow plant growth over a full season following BAM-FX treatment. The work verified safe treatment concentrations for BAM-FX usage on several produce crops and validated results for increased plant productivity in response to BAM-FX.

Commercial / External Studies

Raspberry Field Trials

Two raspberry studies were conducted at commercial grower sites to determine application rates and to assess the impact of BAM-FX on raspberry plants during early season vegetative growth stage and during blooming and fruit production. Studies were conducted at commercial sites, and BAM-FX was integrated into the commercial product application regimens (e.g. by drip irrigation). Farm management noted that raspberry plant growth was visibly increased after BAM-FX foliar spray, as evidenced by greater early season row closure, compared to control using standard farm practices. Raspberry plants were grown in rows with adequate room for worker use, even as the plants become larger during the growing season and begin to “close” the gap between rows. Although it was difficult to capture an accurate measurement of individual raspberry plant size, due to overlapping stems (dense planting rows are used for commercial production), it was observed that the row gap between raspberry plants receiving BAM-FX was much smaller than for the control group receiving standard treatment for the farm. This means that the tall raspberry plants treated with BAM-FX had more vegetative growth of new stems and leaves to develop larger plants. Due to greater growth, the rows of BAM treated plants started to lean in towards each other thus closing the walking space rows between them, in comparison to control.

Later season yield increases at this test site showed a cumulative yield increase for the season of ~150 crates/acre with a significant estimated return on investment for the grower. A second test site found an estimated 16.9% yield increase in total marketable fruits for BAM-FX vs control, or 9.9% for adding BAM-FX to their standard program. BRIX levels, a measure of sugar content, also exceeded 10.00 on average for the BAM-FX fruit on 7 pick days; control fruit BRIX score average remained below 10.

Overall, the raspberry field trials validated BAM-FX usage for yield improvements and also found an effect on BRIX levels. Product usage rates also were confirmed in this field test, including BAM-FX application integration into the standard practices at two commercial farms.

Commercial Strawberry Field Trials (California)

Two field trials were conducted at commercial grower sites to determine application rates and to assess the impact of BAM-FX on strawberry plants during early season vegetative growth stage and during blooming and fruit production. Particular attention was paid to rooting activity, since strawberry plants are transplanted bare root, and early establishment is important for not only productivity, but also for physically holding the small plants in the loose soil of these California sites.

The first field trial established safe application rates using spray and/or drip irrigation. Early testing showed signs of phytotoxicity (damaging, toxic effects on a plant, which may include yellowing of plant tissue, wilting, visibly damaged plant tissue in the form of holes, spots, lesions or other dying tissue) due to over-treatment, however plants recovered with fresh vegetative growth and went on to fruit. The study was repeated with acceptable BAM-FX application rates, and positive results were achieved for plant establishment – root growth was increased, crown junctions between roots and stems/leaves were thicker, and plants generated more leaves, sooner with BAM-FX treatment. Strawberry plants receiving BAM-FX developed visibly more root mass, thus anchoring them better in the soil (which, in this area, is important due to the wind from the ocean which tends to rip up and blow away plants that lack solid roots). Plant junction (crowns) that run from the root system to the flowers were also thicker for BAM-FX group, enabling the plant to carry more weight from fruit development. With BAM-FX, strawberry plants developed more flower bud clusters than control group.

Strawberry plants receiving BAM-FX had increased early growth, with an average of 6 crowns/plant, compared to 4 crowns/plant for control (a 50% increase). The number of crowns leads directly to blooming and fruit production. BAM-FX product evaluation continues at these test sites, expanding to larger acre plots for the next season.

Spinach Field Trials

A field trial at a commercial spinach grower site was conducted to test the ability of BAM-FX to support increased crop yield with reduced fertilizer usage, while also verifying safe and effective application rates for BAM-FX. BAM-FX was applied at time of planting and as a series of foliar sprays. From the first week, spinach that received BAM-FX had longer, thicker roots, and larger leaves (see Figure 4). Biomass was increased, despite a reduction in fertilizer application for the BAM-FX test rows (ranged from 17-34% reduction, depending on fertilizer application/timing). The spinach roots were visibly greater in length and width with BAM-FX, thus enabling the plant above ground to develop bigger stalks and leaves. Plant biomass was captured qualitatively by randomly sampling spinach plants from treated and control groups, with BAM-FX plants being consistently larger in size, with bigger root systems and a stronger (larger/thicker) root to stem junction at the base of the plant. The size advantage of spinach plants that received BAM-FX was such that treated test rows appeared to be more mature plants to a neutral third-party (neighboring farm manager). For spinach, additional biomass results in more spinach per acre harvested as the crop is the whole plant.

The spinach field trial also aimed to test cadmium uptake in the plants for BAM-FX-treated vs control groups, since the farm was located in a high-cadmium area (Monterey County, CA). Results were inconclusive, and further testing is required to determine any effect.

Figure 4: Spinach growth improved with BAM-FX using reduced fertilizer, compared to 100% fertilizer control. Spinach receiving BAM-FX showed greater root growth and thickness, stronger leaf-root junction at crowns, and increased leaf production, despite reduced fertilizer application compared to control. For BAM-FX test rows, fertilizer rates were reduced as follows: 17% reduction for Pre-plant 3.5-12-14, 25% reduction for Transplant 9-9-3-1% S, 33% reduction for two CAN-17 applications. Control group received full (100%) standard fertilization.

The spinach trial identified BAM-FX benefits of treatment for an important, short-season crop that is planted repeatedly during the year. BAM-FX had a positive effect on plant biomass and crop yield, even with the reduction in fertilizer rates. BAM-FX’s ability to impact yield while allowing economic and environmental savings through fertilizer reduction – and presumably improved nutrient usage by the plants – is the subject of upcoming grant proposals for BAM-FX agricultural applications in the UK and US.

DIRECTED SELECTION

Directed Selection is a proprietary technological method designed to use the unique conditions of near-zero gravity in low earth orbit to create plants and animal cells that have beneficial traits that we believe would have value to society. This technology predicts that plant and animal stem cells exposed to prolonged microgravity in space can be endowed with new characteristics.

Life on Earth has always developed within the confines of gravity. About 50% of the energy expended by terrestrial-bound plants is dedicated to structural support in order to overcome gravity. By removing gravity from the equation, plant cells in a weightless environment have an excess of energy. This relatively benign environmental change causes the plant to engage its survival mechanisms, thereby enabling differential gene expression. The plant is able to adapt quickly to changing environments or disease causing organisms, stressors that we introduce artificially while the plant is in microgravity, thereby directing gene expression. This indicates that we can produce new varieties of plants, with required new attributes, faster than traditional methods.

All aspects of our Directed Selection technology must be conducted in a long-term microgravity environment, currently only available in space. We partnered with the University of Florida to conduct the initial experiments in order to validate the efficacy of this technology in space. Preliminary results showed that the Directed Selection technology was able to identify frost resistance capabilities in the Jatropha Curcas plant. This capability could allow cultivation in areas previously impossible.

The Company is using the Directed Selection platform technology to create more robust plant varieties adapted toward desirable characteristics. Our Directed Selection research aims to produce new varieties of proprietary, patentable stem cells for plants with desirable traits like the ability to better survive environmental challenges (i.e. temperature or climate change) or to resist disease. Adaptive changes in the plant will be accomplished without the need for additive or subtractive genetic engineering, thus eliminating public concerns about GMOs. The plant still uses the capabilities that are a natural part of its genetic potential, through altered gene expression that enables adaptation toward valuable traits.

A key part of our ongoing operations is the expansion of these patents to cover additional crops, animals and humans, and the specific methods and tools that are developed from our research and development. The Company possesses patent applications that contain claims covering biological processes in microgravity, including the growth of cellular plant and animal tissues in orbit, the 3-dimensional growth of biologics on-orbit, the enhanced gene expression of biologics in extended microgravity, stem cell replication and related processes.

The second part of the Directed Selection technology pertains to the mass replication or propagation of stem cells in space, something that can be done on Earth but at much slower rates. Although stem cells can be produced on Earth, current methods are inadequate to create large quantities of healthy cells in short periods of time. Our technology would allow for the increased production of healthy stem cells. Tests which occurred over six space missions have provided initial proof-of-concept that the Directed Selection technology allows stem cells to replicate en masse. We believe it will eventually allow us to produce large quantities of undifferentiated pluripotent stem cells in the same environment for commercial sale to third parties.

Directed Selection Research

A series of space microgravity experiments were executed by means of six Shuttle flights to the ISS spanning from 2007 through 2011, linked to and supported by the NASA Space Act Agreement entered into by ZGSI’s founder, Mr. John Wayne Kennedy. While the Space Act Agreement with Mr. Kennedy has expired, the Company is currently in negotiations of a new Space Act Agreement with NASA on terms relevant to the Company’s current research needs. While we do believe that we will be able to come to mutually agreeable terms with NASA for a new Space Act Agreement, there can be no assurance that we will be able to come to an agreement or that any agreement will be on favorable terms to the Company. Tests of chemical compounds, plant cells, and mammalian stem cells in microgravity were conducted in conjunction with the USDA, Agricultural Research Service Labs (Beltsville, MD) and the Tropical Research and Education Center (TREC), a division of the University of Florida.

Proof Of Concept Plant Research To Develop Jatropha Biofuel Strains.

The ZGSI space research program in-part focused on directed selection of traits in plants, using microgravity. Initial research focused on in vitro cell culture methods for plants of interest for biofuels or valuable ornamentals. The tropical and sub-tropical plant, Jatropha curcas (physic nut), produces an easily purified biodiesel or jet fuel, but Jatropha is intolerant of frost and subject to diseases like root rot, leaf spot, and rust. A Jatropha cultivar with a broader climate range, improved frost tolerance, and greater disease resistance, would be a valuable improvement to biofuel production. A parallel study of ornamentals tested an endangered orchid species, two types of tropical flowering tree, and a common plant model organism (Figure 5). Research encompassed a series of five flights, from 2007 through 2011, and was completed by Dr. Wagner Vendrame at TREC. Research support was provided by NASA, BioServe Space Technologies, The Vecellio Group, and Vecenergy Corporation.

Figure 5. Plant species selected for early microgravity research. A) Endangered orchid Encyclia plicata, B) tropical flowering tree Caesalpinia pulcherrima, C) tropical flowering tree Tabebuia aurea, D) plant biology model organism Arabidopsis thaliana.

Plant cells from test species were grown in microgravity aboard the ISS and returned to ground for follow-up testing. The series of experiments produced several important results. First, the research team discovered the means to produce and propagate plant stem cells using microgravity. Second, methods were developed to out-grow plants from microgravity stem cells. Plant cells in microgravity were able to form pro-embryonic masses, which would enable quick regeneration of clonal plant material, in order to grow new, whole plants. Plant cells also had increased growth, and cell cultures acquired a high stress tolerance in microgravity, based upon the ability to recover viable cells after long-term (290 days) culture under very limited nutrient conditions. As predicted, plant cells grown in microgravity acquired different growth characteristics and differential gene expression, compared to growth in normal gravity conditions. Currently, proprietary Jatropha strains are in keeping at TREC.

Mammalian Stem Cell Research In Space

Mammalian stem cell research offers an immeasurable promise for human health, through potential means of disease treatment or cure and for tissue or organ regeneration or repair. ZGSI scientists and collaborators recognized this valuable application of space research early on, in 2008, and used the STS-126 flight mission to attempt to grow porcine liver stem cells (PICM-19) in microgravity (1). The experiment verified that mammalian stem cells would propagate, differentiate, and even form biliary liver structures in microgravity. Cell viability was maintained and cell activity assays indicated that cells maintained hepatocyte detoxification function over the test period. An early stem cell experiment, the PICM-19 work was an essential first step toward using microgravity to mass-propagate human differentiated or undifferentiated stem cells, to accomplish a myriad of research goals.

Timeline and Plan of Operations

The Company’s plan of operations for fiscal 2015 includes the production and sale of BAM-FX with ongoing technical support and product research and development conducted through ZGLS. While we believe we can reach our goals, we cannot guarantee we will be successful. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. There can be no guarantee that we will be able to obtain the necessary levels of profitability or fundraising needed to remain operational on a long-term basis. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability and we may never do so.

Zero Gravity Solutions, Inc.

The Company provides general and financial administration, marketing support and strategic planning to BAM Inc. and ZGLS. In February 2015, the Company hired a chief financial officer who will assist the Company with financial management and reporting, strategic planning and internal control improvement. The Company also expects to hire marketing and field administration services personnel to support BAM Inc.’s strategic operating plan during the fiscal year. Management is currently engaged in equity capital fundraising activities and estimates the Company will require additional capital of $3,000,000-4,000,000 to fund operations through the end of 2015.

BAM Agricultural Solutions, Inc.

BAM Inc.’s focus for 2015 is to continue in field testing and analysis of BAM-FX, develop a holistic or whole farm sales and marketing approach to sales and service for product end users, obtain approval for product sale in additional target states, complete certain state regulatory requirements for sales of product and generate revenue from the sale of BAM-FX.. BAM Inc. is hiring and training experienced agricultural personnel required to introduce and sell BAM-FX to growers, end-users and distributors in their respective markets, which currently consist primarily of independent commission based contractors

In addition, BAM Inc. is finalizing the full-scale start-up of its principal manufacturing facility which is expected to have the capacity to fulfill anticipated demand in fiscal 2015. We expect this facility to be at full capacity in 2015.

Zero Gravity Life Sciences, Inc.

ZGLS will execute a multi-track research and development program related to BAM-FX, both for our space program and developing and testing new BAM-FX-based formulations for specific crops and varying geographic soils and weather conditions.

During 2015, ZGLS expects to identify and compete for significant grants available for agriculture as well as specific crops and food sustainability, both at the federal and state level. Further ZGLS intends to continue to strengthen its relationships with various space agencies and space grant related opportunities. We expect to have a new Space Act Agreement in place during the second quarter of 2015, however, there can be no assurance that we will be able to come to an agreement or that any agreement will be on favorable terms to the Company.

Strategy for Growth

BAM Agricultural Solutions, Inc.

The Company’s subsidiary, BAM Inc., has been executing the commercial roll out plan for BAM-FX into the world’s agricultural markets. Following a year of initial product testing with several universities, end product users and laboratory work, the product has now been licensed and approved for sale in ten US states: Utah, Idaho, Iowa, Maryland, Delaware, Nevada, Arizona, Californian, Texas, and Florida. We expect to receive approval in Georgia in 2015. The Company has focused on building a solid foundation, addressing regulatory and compliance issues while developing “BAM Field Teams” in targeted geographic areas. The Company has received initial commercial orders from end users (growers) and distributors, which have been manufactured, invoiced and shipped.

The Company is currently establishing a strategic partner, distributor and manufacturer’s representative organization to support sales and service of its customers. The Company’s strategic growth plans include growing the Company organically through product sales, strategic partnerships, licensing and joint ventures. BAM-FX is initially focusing sales, marketing and distributor acquisition activities in those states where we have satisfied the regulatory requirements for sales and whose climate allows for year round agricultural production.

Additionally, we have identified several crops, based upon our testing, where BAM-FX has shown a significant increase in crop yield, quality and nutritional value. Such crops include strawberries, raspberries, alfalfa, spinach (leafy vegetables) and tomatoes, among others. We further track the amount of acreage dedicated to a specific crop in order to prioritize our marketing and sales efforts.

Zero Gravity Life Sciences, Inc.

ZGLS’s short to mid-term plans includes the utilization of NASA, European, Russian and Japanese space agencies relationships to focus research on BAM-FX as it relates to our space program applications, as well as to engage in research based upon the Company’s zero/micro gravity intellectual property leading toward the development and patenting of unique stem cells developed on the ISS. These patentable plant stem cell lines could lead to new global food cash crops such as rice that can grow in salt water or in drought conditions. ZGLS will also be heavily engaged in the human regenerative medical field developing cell growth types and capabilities not possible on the ground. This subsidiary will continue to use the physics of zero gravity, as exists on the ISS, to continue to perform research that is not possible on Earth. We believe this may lead to positive commercial outcomes.

ZGLS is also continuing ground-based research on a pipeline of additional derivative BAM-FX products utilizing other minerals and micronutrients other than our original Copper-Zinc compound. The Company intends to build a family of “BAM” related products for different crops, soil conditions and nutritional outcomes.

Zero Gravity Solutions, Ltd.

ZGS UK is actively involved in pursuing field and lab trials of BAM-FX with premier private and government research establishments. ZGS UK is also involved in engaging lead distributors for BAM-FX throughout the EU, the largest developed agriculture market in the world. ZGS UK is enhancing our dealings and relationships with the European and UK Space Agencies who are both actively increasing their budgets substantially for commercial space projects. Substantial funded R&D projects and the grants associated with them are actively being pursued and are in final stages of consideration. Our UK subsidiary is enabling our partnership with the Gates Foundation funded International Institute for Tropical Agriculture (IITA) in Africa for testing of BAM-FX.

Sales and Distribution Strategy

The Company is implementing sales, marketing and distribution strategies in the United States and in selected global markets to provide effective market penetration, sales and customer support through an internal sales and marketing organization and a network of selected, well qualified and highly respected strategic partners.

During 2014 the Company began building its internal sales and marketing organization by adding employees, sales representatives, commissioned agents and contractors with experience in sales and marketing management, in field research and toxicology. The Company is focusing its sales and marketing approach on whole farm planning solutions that help farmers, ranchers and land stewards better manage agricultural resources in order to reap sustainable environmental, economic and social benefits. These solutions start with an analysis of water and soil conditions, crop, weather and growing season, geography and other factors that affect grower and farming operations. Challenges such as drought, soil salinity and other factors are considered, allowing BAM Inc. to deliver a directed and comprehensive BAM-FX solution/ formulation and application methodology to the grower. We expect that our sales and marketing organization will make significant progress introducing BAM-FX to our target markets generating sales and resultant revenue during the second half of 2015

Building a network of strategic partners is the second portion of the Company’s 2015 sales, marketing and distribution strategy. Each of BAM Inc.’s strategic partners will be considered a “thought leader” in the agricultural industry, have an existing customer base and the capabilities and infrastructure to provide BAM-FX packaging, distribution and customer support. Currently, strategic partners are operating through terms of individual purchase orders for product. Long-term strategic partner agreements are currently being considered and negotiated. The following is the first strategic partner with which we have initiated our business relationships.

AgriBioTech México, S.A. de C.V

AgriBioTech México (“ABT”) has been selected as a strategic partner to service Mexico, Guatemala and Central America. ABT is a multi-generational Agriculture Services Company with its headquarters located in Torreón, Coahuila, Mexico. ABT offers high quality seeds and specialized technical assistance to its agricultural customers. Among its seed offerings, ABT supplies alfalfa, corn/maize, sorghum, grasses and oats while also providing fertilizers and soil amendment products.

ABT engaged in BAM-FX field trials of alfalfa, cantaloupes/melons, strawberries, cauliflower, peppers, tomatoes, garlic and asparagus with very positive and beneficial results. BAM Inc. has been working with ABT to provide collateral marketing materials and creating presentations for ABT customers. In a joint marketing effort, BAM Inc. and ABT addressed alfalfa growers at the Alfalfa and Forage Trade Show in December 2014 and 15 of the largest sugarcane growers from Guatemala and Central America in January 2015.

ABT and BAM Inc. are developing a 2015 strategic plan for promotional activities, sales and marketing, order volumes and delivery dates.

In addition to establishing strategic partners with ABT, the Company is aggressively developing additional strategic partnerships and sales opportunities in states where the Company has been approved for sales. During December 2014, the Company commenced the process of instituting field trials of BAM-FX in Chile and discussions with other organizations desiring to develop strategic partner relationships in other, selected countries.

Intellectual Property

We have made protection of our intellectual property a strategic priority. We rely on a combination of patent applications, trademark, trade secret and other intellectual property laws to protect our proprietary rights.

Patent Applications

We are the owners of several patent applications that form an important part of our immediate and future business plans. We have been assigned or licensed the rights to these patent applications through agreements with our Director, John W. Kennedy.

We are the assignee of a portfolio of patent applications that pertain to the second-generation bioavailable mineral compositions (“BAM-FX”). The BAM-FX composition is highly useful as a nutrient additive that enhances a plant’s immune system, may fortify against disease and promotes growth. The basis of which is the ability of the ionized ligand system to deliver selected minerals into a plant or other complex organism systemically at the cellular level. Our first field trials have utilized the primary ligand formulation of copper and zinc to deliver those molecules into several crops in both the laboratory and at large in the field. These crops have included strawberries, raspberries, corn, potatoes, tomatoes and others crops in a variety of locations. There is a pending patent application in the United States and an international patent application filed with the World Intellectual Property Organization. If the U.S. application is granted, the resulting patent will expire on January 15, 2024. If the foreign applications are granted, the resulting patents will expire on May 29, 2034.

We are also the licensee of a patent application that pertains to the use of an artificial Superoxide Dismutase (“SOD”) compositions for the treatment of several plant and animal diseases, including amyotrophic lateral sclerosis (also known as ALS disease). Superoxide is naturally produced by plants and animals, including humans, and its production is accelerated in times of trauma or stress. SOD is produced by the cells to counteract the effects of an over-production of superoxide. Adequate amounts of SOD may increase life-span in humans and may be capable of remediating (and saving) severely stressed plants. This patent application discusses an artificial SOD that can be easily applied and used for treating over-production of superoxide, particularly ALS and other neural disorders. The artificial SOD at issue here is less expensive to manufacture than other artificial SODs and has a significantly lighter molecular weight. Animal and human studies of the SOD are being discussed on an ongoing basis with NASA and academic entities. If the U.S. application is granted, the resulting patent will expire on January 15, 2024. The plant and space radiation applications of the patent applications are being licensed to ZGSI exclusively from Mr. John Wayne Kennedy for specialized testing and research.

ZGSI is the exclusive assignee of a patent application directed to the replication of stems cells in a weightless environment. This patent application contains claims covering biological processes in microgravity, including the growth of cellular plant and animal tissues on-orbit, the three-dimensional growth of biologics on-orbit, enhanced gene expression of biologics in extended microgravity, stem cell replication and related processes. The technology accelerates the evolution of organisms, particularly plants, to adapt the organism to thrive in a hostile environment including cold and/or arid climates. Plants adapted using the technology show increased tolerance for the selected hostile environment relative to traditional plants. Specific applications include the development of food crops that are tolerant of cold climates (e.g. frost resistant crops) and arid environments (drought resistant crops). A key part of our ongoing operations is the expansion of this technology to cover additional crops, animals and eventually humans, and the specific methodologies and tools that are developed from our R&D. If granted, the patent will likely expire in November 2026 plus any applicable term adjustment. It is therefore a part of our technology that holds much promise and, from a commercial standpoint, falls into the medium to longer term plans of the Company.

Trade Secrets

Parts of our stable of intellectual property resides in trade secrets pertaining to the manufacturing of several of the materials previously mentioned.. In particular, BAM-FX and its derivatives are made in a complex and very specific process utilizing purpose-built equipment. These manufacturing processes are a separate technology, distinct from the patent applications, and remain highly secure and confidential. Reverse engineering of a product is always possible with sufficient resources. However attempting to manufacture BAM-FX without the correct purpose-built equipment requisite to the task may result in a damaging runaway exothermic reaction. We believe that the experience we have honed over several years of manufacturing these products gives us a substantial competitive edge over any potential newcomers.

Trademarks

In 2014, we filed trademark applications to protect “BAM-FX” and “Unlocking Nutrition for the World” which are currently pending. We also hold a number of other common law trademarks that we may register in the future.

Strategic Relationships

1.	UC Davis, Department of Land, Air & Water Resources: The Company is currently conducting field trials of BAM-FX initially with walnut trees in conjunction with the Department of Land, Air & Water Resources at the University of California, Davis.

2.	In April 2014, a Memorandum of Understanding (“MoU”) was signed between ZGS UK and the International Institute of Tropical Agriculture (“IITA”). The IITA is an African international not-for-profit research organization organized in 1967. It is considered one of the world's leading research partners in finding solutions for hunger, malnutrition, and poverty. Their research and development addresses the economic development needs of tropical countries by working with partners to enhance crop quality and productivity, reduce producer and consumer risks, and generate wealth from agriculture. Notable investors in the organization include the Bill & Melinda Gates Foundation, the Rockefeller Foundation, the World Bank and the United States Agency for International Development (“USAID”). We believe that this relationship could lead to significant business opportunities as we execute our business plan.

The MoU summarizes IITA and ZGS UK’s present vision of collaboration between the parties and is intended to facilitate discussions regarding key objectives to be described in future agreements. No financial commitment is detailed under the MoU, but the parties agree to encourage the existing exchange of scientific information, research, and personnel between the parties, and the development of specific cooperative programs and projects, from which any publications would give credit to the contributions of parties, among other items. The MoU was dated April 17, 2014 and continues for a term of five years.

3.	NASA – The Company, through its relationship with John Wayne Kennedy, was a party to a Space Act Agreement (“SAA”) between Mr. JW Kennedy’s wholly owned entity, Zero Gravity, Inc., and NASA Ames Research Center (“ARC”) that recently expired, and is currently in negotiation of a new SAA between ARC and the Company, updated for the Company’s current research needs. These SAAs are of importance to both supporting NASA’s missions and to the business of ZGSI. The goals of this partnership are as follows:

a.	Establish the physiological basis for the action of BAM-FX on plant performance, evaluate the potential utility to commercial agriculture, space biology, and study the effects on plant growth in sealed Advanced Life Support Incubators at NASA ARC. In addition, on orbit research will be conducted aboard the ISS for controlled tests in microgravity;

b.	Investigate how ingested ZGSI’s BAM-FX treated bio-fortified crops and Zn/Cu skin salve cream may serve as immune system boosting and antioxidant counter measures for inhibiting space radiation induced cancers;

c.	Conduct small satellite plant growth experiments to investigate the effects that the Company’s products have on enhancing seedling germination and plant growth on the moon; and

d.	Conduct ground and space experiments using the Company’s Directed Selection technology to study the resulting changes in the cell lines and any resulting new unique plant cultivars.

The Company expects to be the primary party to the new SAA. While we do believe that we will be able to come to mutually agreeable terms with NASA for a new SAA, there can be no assurance that we will be able to come to an agreement or that any agreement will be on favorable terms to the Company.

4.	Intrinsyx Technologies Corporation (“Intrinsyx”) is an engineering and information technology services company that has delivered innovative, high-performance IT solutions for space systems and payloads to NASA for over 11 years. Intrinsyx is an important collaborator in our third-party funded field trials of our BAM-FX formulation. We expect that Inrinsyx will also liaise locally with NASA in order to support our continued access to NASA-funded research and development on the ISS.

5.	The Tropical Research and Education Center of the University of Florida Institute of Food and Agricultural Sciences located in Homestead (“IFAS/TREC”) has conducted field trials on BAM-FX on multiple crops. TREC was the primary investigator during five trails of our Directed Selection technology on flights to the ISS.

6.	The Center for the Advancement of Science in Space (“CASIS”) is the new NGO responsible for the management of the United States’ portion of the ISS, which has been designated as a national laboratory. CASIS’ mandate from Congress is to commercialize and fully utilize the unique capabilities of the ISS. The Company is currently negotiating two agreements with CASIS. The non-funded agreement provides the Company laboratory space, transport to and from the ISS, access to all modules of the ISS and astronaut time. These services would be provided to ZGSI free of charge. The funded agreement would provide all services of the non-funded agreement and in addition, will provide specific non-dilutive financing on a project-by-project basis.

7.	In mid-2014, ZGSI and Utah State University/Space Dynamics Laboratory (“USU”) formed a research and development partnership to test and evaluate the ground-based and space-based application of BAM-FX on a variety of high value agricultural crops. The ground-based investigations are being conducted in the USU greenhouse and field laboratories by faculty and staff from the USU Department of Plants, Soils and Climate. The space-based investigations will involve key researchers and facilities from SDL and will be conducted on planned space flights (2015 and 2016) to the ISS.

8.	AgriBioTech México – The relationships between BAM Inc. and our master-dealer is described above.

Government Regulations

Although BAM-FX product is different than most fertilizers available, we believe that most state regulatory agencies will require us to register as a fertilizer. The BAM-FX product has recently been registered and issued a license as a liquid fertilizer by the State of California. California is considered one of the most difficult states to gain such registration, and may establish strong precedent for other states to allow such registration of BAM-FX’s product. The Company also intends to pursue registration of the BAM-FX product as an organic fertilizer. The Company does not make any claims that BAM-FX is a fungicide, bactericide or pesticide, including the related patent applications, thus alleviating most regulatory oversight. All ingredients in the formulation are categorized as Generally Regarded as Safe (“GRAS”) by the United States Food and Drug Administration (“USFDA”).

With our Directed Selection technology utilized in the creation of new varieties of an existing plant’s stem cell with unique characteristics, the resulting plant is developed exclusively through differential gene expression by exposure of the indigenous genome of the original plant to microgravity. No foreign DNA or genetic material is added or introduced to the genome, thus it is not considered to be a GMO and the Company believes that it would likely not fall under regulations that GMOs face. We believe that plants developed with Directed Selection technology would be regulated by the USFDA as are other non-genetically modified plants and we do not expect regulation to significantly impact our business plan.

Application of the Directed Selection technology to develop human stem cells represents a long term goal of the Company and therefore we have not fully investigated the level of regulation the resulting products may face. The Company will complete a full review of the applicable regulations before beginning any product development efforts.

We expect that any products utilizing our Superoxide Dismutase (SOD) patent license will be subject to regulatory control. At this time we have not completed research or development efforts to identify a product subject to regulatory control.

Competition

There are more than 700 major fertilizer manufactures worldwide. Of those , approximately 80% manufacture a fertilizer including nitrogen. As a standalone product, BAM-FX will compete with these fertilizers or become a supplemental treatment with an additional application. We believe that our product can create improved end product value exceeding the cost of BAM-FX. BAM-FX is engaged in laboratory and agricultural field testing. Preliminary data suggest that the positive effects of BAM-FX applications to all plants tested has made them healthier and more robust and productive.

The BAM-FX formula can be integrated into existing formulated, liquid fertilizers as an additional ingredient. Lab and field research indicates that, by blending BAM-FX with existing, widely distributed, “branded” products, we could become a major supplier to nitrogen based fertilizer producers as well as organic fertilizer producers making their way into the marketplace. BAM-FX works synergistically with and greatly improves other fertilizer products and therefore we could become a significant ingredient supplier to major companies with existing wide distribution. We are not aware of a direct competitor utilizing this business strategy.

Internal formulation research is ongoing as customization will be important to accommodate variations in soil and environmental conditions. New discoveries through earth and space research may result in products capable of growing plants in more formidable climatic conditions which could give BAM-FX an additional future competitive advantage.

Competitive Advantage/Barriers to Entry:

The Company believes that ZGSI has adequately protected its intellectual property and has developed strong, professional and industry recognition and relationships which provide it a positive competitive position

•	Manufacturing methods for BAM-FX ionic mineral delivery system are trade secrets which would be cost prohibitive and time consuming to reverse engineer. This proprietary and confidential method of manufacturing has been developed and refined over two decades of trial and error. Additionally, attempting to manufacture BAM-FX without the customized manufacturing machinery and methodology could pose a physical safety hazard.
•	Through our officers and scientists, we have access to the International Space Station as and when needed.
•	ZGSI has a world-class science team working in conjunction with IFAS/TREC that accomplished several space shuttle flights and subsequent space flights that continued to study stem cell science on the Shuttle, ISS-National Lab missions.
•	We enjoy a close working relationship with the USDA Agriculture Research Services Labs, UC Davis, Utah State University, IFAS/TREC and other recognized agricultural industry leaders and academic institutions.

The Company has an experienced management team with many years in industry, business operations, corporate finance, intellectual property development and protection as well as a world-class scientific and senior advisory boards.

Reports to Security Holders

We are required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC's web site at www.sec.gov. We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2.	PROPERTIES

The Company leases office space located at 190 N.W. Spanish River Blvd, Suites 101/102, Boca Raton, Florida 33431 for a monthly rate of $4,960. ZGSI also maintains/leases a manufacturing lab located at 3595 N. Dixie Highway, Bay 1, Boca Raton, FL 33431. BAM Agricultural Solutions, Inc. maintains/leases its manufacturing facility located at 1461 NW 25th Drive, Okeechobee, FL 34972. Additionally, our wholly owned subsidiary, ZGS UK, leases office space at Electron Building, Fermi Avenue, Harwell Oxford, Oxfordshire, OX11 0QR, UK.

ITEM 3.	LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is presently quoted on the OTC Pink Market under the symbol “ZGSI”, although there has not been an active trading market for the shares. Accordingly, we are not including a history of reported trades in the public market because of the limited and sporadic trading. There have been less than 14,000 shares traded in the past 12 months.

Holders

As of March 20, 2015, there were 213 record holders of an aggregate of 33,476,597 shares of the Common Stock issued and outstanding.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

 (d) Securities Authorized for Issuance under Equity Compensation Plans.

The Company does not have an equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Set forth below is information regarding shares of common stock issued and warrants granted by us since December 31, 2011, that were not registered under the Securities Act. Also included is the consideration, if any received by us, for such shares and options and information relating to the Securities Act, or rules of the SEC, under which exemption from registration was claimed.

(1)	From March 2013 until February 27, 2015, the Company has participated in a continuous offering of up to 8,000,000 of its shares of Common Stock to accredited and non-accredited investors, under which investors may purchase shares for a purchase price equal to $0.50 per share. Under this offering, the Company has issued 8,896,594 shares and received a total of $4,448,297.

(2)	During the years ended 2011 through 2013, the Company participated in an offering in which it issued 900,000 shares of Common Stock to certain employees, officers, consultants and advisors for a purchase price equal to the shares’ par value ($0.001) for a total received of $900.

(3)	On December 3, 2012, the Company issued 11,500,000 shares of common stock to John Wayne Kennedy, our director, in connection to the acquisition of the patents related to our BAM-FX and Directed Selection technology, having a fair value of $11,500 ($0.001/share) based on the most recent cash offering price. The Company issued these shares of Common Stock under the exemption from registration Section 4(a)(2) of the Securities Act.

(4)	During the year ended December 31, 2013, the Company issued 50,000 shares of common stock to Intrinsyx Technologies Corporation for services at $0.50/share, having a fair value of $25,000 in connection to the operation of the research trials of our BAM-FX product.

(5)	During the year ended December 31, 2014, the Company issued 555,000 shares of common stock to employees for services having a fair value of $277,500 at $0.50 per share. The Company also issued 250,000 shares of common stock to a Robert Carter for services having a fair value of $125,000 at $0.50 per share.

(6)

In February-March 2015, the Company issued 200,000 fully vested, non-forfeitable warrants to Michael Smith for his service as a director having a fair value of $92,479 and, in connection to his service as the Company’s Chief Financial Officer, 100,000 shares of the Company’s common stock to Timothy A. Peach, along with cashless warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.50 with a term of five years.

 No underwriters were involved in the foregoing issuances of securities. Each of the above transactions were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. The recipient of the securities in each of these transactions represented his, her or its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in each of these transactions. In each case, the recipient had adequate access, through his, her or its relationship with the Company, to information about Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should know that there are many factors, both within and outside our control that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements contained in this report are made as of the date of this report, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on its two primary business segments: 1) BAM-FX, which is a cost effective, ionic nutrient delivery system for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant; and 2) Directed Selection, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the International Space Station. These can be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

The Company is focused on implementing a near-term revenue generation plan through the introduction of the Company’s first commercial product, BAM-FX, to the world’s agricultural markets. The Company conducted field trials on a variety of crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014. These trials showed exceedingly positive results including a significant increase in yield, quality and nutritional value in a variety of crops. As a result of the successful trials, the Company opened a manufacturing facility during the fourth quarter of 2014 to supply expected product demand and began the commercial roll out of BAM-FX into the world’s agricultural markets. To support its commercial efforts, the Company has hired or contracted with qualified personnel for sales and marketing support, in field test research and toxicology services.

During 2014, we separated our business activities between three wholly owned subsidiaries to separate out our business activities. ZGS UK is incorporated in England and is in charge of our European activities. BAM Inc. produces and sells our BAM-FX product, while ZGLS is responsible for our space research projects and conducting research on future BAM product lines. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our production and focus on our different business activities.

Although we have started product sales we anticipate that in the near term, ongoing expenses, including the costs associated with future preparation and filing of SEC reports, will be paid for by proceeds from sales of our securities and anticipate the need for an additional offering.

We have generated only minimal revenues from our operations thus far. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute on our 2015 business plan.

Results Of Operations

Revenue for the year ended December 31, 2014 was $11,218 and no revenue was recognized during the year ended December 31, 2013. In the third quarter of 2014, the Company recognized revenue on initial sales of its commercial product, BAM-FX. Cost of revenue for the year ended December 31, 2014 was $2,609, which consists primarily of cost of raw materials.

General and administrative expense increased by $1,597,003 to $2,741,172 for the year ended December 31, 2014 compared to $1,144,169 for the year ended December 31, 2013, or 140%. The increase in general and administrative expense is due primarily to an increase in headcount and resulting personnel related costs and an increase in consultant expenses for financial advisory, sales and marketing and technical services. Noncash equity based compensation paid consultants included in general and administrative expense was $877,841for the year ended December 31, 2014 compared with $313,940 paid in the prior fiscal year, an increase of $563,901.

Research and development expense increased by $112,079 to $128,194 for the year ended December 31, 2014 from $16,115 in the prior fiscal year. The primary reasons for the increase in fiscal 2014 are consulting services paid for test and production of BAM-FX and expenses for research performed by numerous academic institutions.

Interest expense was $3,951 for the year ended December 31, 2014, an increase of $2,251 compared with $1,700 in the prior fiscal year due to an average increase of related party loans provided the Company during the current fiscal year. The loans bear interest at a rate of 10% per annum. The loans are cash advances from shareholders to pay operating expenses. The loans are unsecured and due and payable upon demand.

Our net loss for the year ended 2014 was $2,864,327 compared to $1,158,969 for the year ended 2013, an increase of $1,705,358 primarily as a result of the increase in general and administrative expenses and research and development expenses during the current fiscal year.

Liquidity And Capital Resources

We expect to incur significant expenses and increasing operating losses for the foreseeable future. Specifically, we estimate that the research and development and related costs associated with the execution of our 2015 business plan will be approximately $220,000-250,000 per month, an increase in connection with our ongoing activities. Our Registration Statement became effective in February 2015. We expect to incur additional costs associated with operating as a fully reporting public company, which we expect will total approximately $165,000 during the initial twelve month period. Accordingly, we have acknowledged the need to obtain additional funding in connection to the operation of the Company and have continued to raise funds through our current offering, which closed during February 2015. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability and we may never do so.

Fundraising

On February 27, 2015, we closed our Private Placement Memo having raised $4,448,297 through that date and issuing 8,896,594 shares of unregistered common stock. The Company intends to commence one or more offerings in 2015 to assist in the funding of its operations.

Although the Company believes it will successfully raise funds required to continue operations under the additional offerings, we cannot guarantee that our fundraising efforts will be successful or if funds are raised, those funds will be available in time and be sufficient to execute on our fiscal 2015 business plan.

Cash on Hand

As of December 31, 2014, the Company had a cash balance of $253,677.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities of $2,153,272 for the year ended December 31, 2014 consists primarily of a net loss of $2,864,327, an increase in prepaid expenses of $213,781 offset by noncash expenses including $427,500 of common stock issues for services, $588,205 of warrants issued for services and an increase in accounts payable and accrued liabilities of $11,046.

Net cash used in operating activities of $695,965 for the year ended December 31, 2013 consists primarily of a net loss of 1,158,969 offset by noncash expenses including $25,000 of common stock issued for services, $288,940 of warrants issued for services and an increase in accounts payable and accrued liabilities of $141,039.

Net Cash Used in Investing Activities

For the year ended December 31, 2014, cash used in investing activities included $45,835 for purchase of equipment. During the fiscal year 2013, no net cash was used in investing activities.

Net Cash Provided by Financing Activities

For the year ended December 31, 2014, net cash provided by financing activities if $2,161,696 consists of $2,182,799 proceeds from the sale of common stock and proceeds of $109,137 from notes payable, offset by $30,000 repayment of relate party notes payable and $95,750 payment of common stock offering costs.

For the year ended December 31, 2013, net cash provided by financing activities of $988,900 consists of $1,012,600 proceeds from the sale of common stock and $35,000 proceeds from notes payable from a related party offset by $58,700 of payment of common stock offering costs.

Required Capital Over the Next Fiscal Year

Outlook

We do not believe that we can accurately predict revenues and cash flow at this time due to the fact that our product is new. We will need additional funding to cover 2015 expenses. Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we estimate that our current capital will be sufficient to cover our operating costs through the end of May 2015. We anticipate the need to raise an additional $2,000,000 million to fund our operations through the end of 2015. Our long-term fundraising needs are currently undetermined due to the uncertain nature of our revenues, but our current projections show that our operations should be fully self-sufficient by September 2015.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Financial Statement Schedule” at the end of this Annual Report on page [F-1] for information required by this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. We concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors:

Name	Age	Position
Harvey “Kaye” Klebanoff	74	Chairman of the Board of Directors of the Company,
Hugh Chambers	59	Managing Director, ZGS UK
Edward Cowle	58	Director of the Company
Lisa H. Gainsborg	49	Vice President, Finance and Treasurer
Richard Godwin	59	Director of the Company; President, Chief Executive Officer of ZGLS
John W. Kennedy	74	Director and Chief Science Officer of the Company
Patrick Kennedy	72	Director and Vice President of Agricultural Business Development of the Company
Timothy A. Peach	63	Chief Financial Officer of the Company
Michael T. Smith	71	Director of the Company
Glenn A. Stinebaugh	68	President, Acting Chief Executive Officer of the Company; President and Chief Executive Officer of BAM Inc.
H. Deworth Williams	79	Director of the Company

Harvey “Kaye” Klebanoff, Chairman of the Board of Directors of the Company

Mr. Kaye has served as our Chairman since the Company’s inception as its current form in December of 2012. From March 2009 to January 2012, Mr. Kaye was founder, Chairman, Chief Executive Officer and President of Latitude Solutions, Inc. Latitude Solutions, Inc., a publicly traded holding company for several subsidiaries, provided products, processes and services for contaminated water applications. Prior to founding Latitude Solutions, Mr. Kaye was Chief Executive Officer and President of Gulfstream Capital, L.C., a merchant banking, consulting and financial advisory organization, which provided advisory and corporate finance, services to both public and private companies. Gulfstream has acted in a merchant banking, financial advisory and strategic planning capacity for numerous corporations, both public and private. Mr. Kaye has a BS in business from Temple University. Harvey Kaye also serves as a director of Angstrom Technologies, Inc.

Mr. Kaye is well qualified to serve as the Chairman of Board due to his extensive experience in the management and operation of public and private companies, both large and small, and his previous leadership experience as an entrepreneur, investment banker, chairman, chief executive officer and director.

Hugh Chambers, Managing Director, ZGS UK

Mr. Chambers has been the Managing Director of ZGS UK since July 2013. He formally became a full-time employee on January 1, 2014 and started the business of ZGS UK from that date. He served as a Consultant to the UK located Association for Interactive Media and Entertainment (AIME) from March 2008 to June 2013, and was CEO of Fresh Telemedia Ltd (UK) from February 2011 to June 2013. He was Director of Sales and Marketing for SGA Limited (UK) from November 2008 to February 2009 and CEO of In Touch Networks and Technologies (UK) from January until August 2008. He was a Director and President of Network for Online Commerce Ltd (UK) from January 1996 until July 2009 by which time the organization had reformed into AIME. He was elected a Fellow of the Institute of Directors in May 1987.

Edward F. Cowle, Director of the Company

Mr. Cowle has been a Director of the Company since December 2012. Mr. Cowle has been a director and former CEO of US Rare Earths, Inc. (Delaware), a company that U.S. Rare Earths, Inc. (Nevada) acquired in August 2011, and its predecessor Thorium Energy, Inc., since 2007. USRE is an exploration and development company with rare earth and thorium deposits in Idaho and Montana. Mr. Cowle was a founder, and remains a Director, and principal of Laser Technology, Inc., which produces laser based law enforcement speed guns. Mr. Cowle has also worked closely with the Office of Industrial Liaison at New York University Medical School, investing in and incubating several technologies. Mr. Cowle structured a licensing deal with C. R. Bard for a start-up company that he co-founded with Temple University Office of Technology Development and Commercialization. He was a founding shareholder and investor in Biophan Technology and worked closely with management to develop business, financing, and investor awareness. The company subsequently licensed and sold its technology to Boston Scientific and Medtronic and the core products are currently being sold to the medical community. Mr. Cowle was a founder of Golf Technologies, Inc., the owner and manufacturer of the “Snake Eyes” brand of golf equipment and apparel. The company was bought by Golfsmith who currently sells the Snake Eyes line of products.  Mr. Cowle formerly served as Senior Vice President Investments–Paine Webber and Co. and Vice President-Bear Stearns and Co. He graduated from Fairleigh Dickinson University in 1978 with a BA in English and American studies

We believe Mr. Cowle is well qualified to serve as a member of the Board due to his extensive experience starting, financing and advising successful small businesses and the financial acumen he gained from his experience serving in the financial industry.

Lisa H. Gainsborg, Vice President of Finance and Treasurer of the Company

Ms. Gainsborg joined ZGSI in 2014 and has 28 years of accounting system implementation and integration experience. She has been the president of A+ Accounting since 2003, where she provided financial management, accounting, budgeting and tax services for commercial clients. Ms. Gainsborg graduated from Hofstra University with a B.B.A. in accounting and is a registered C.P.A.

Richard Godwin, Director of the Company, President and Chief Executive Officer of ZGLS

Richard Godwin has been a Director since the Company’s inception at the end of 2012. Prior to that he was invited by Mr. John Wayne Kennedy to accept the position of ZGSI CEO, which he accepted in 2012 along with the position of President. He was appointed to that position by unanimous vote of the Board of Directors and has served in those two positions until October 2014 where he accepted the positions of CEO and President of ZGLS. ZGLS takes lead on all company R&D for both our Directed Selection work with NASA and ESA, as well as continuing ongoing R&D for our BAM products before handoff to the new BAM Inc. subsidiary. ZGLS will also be working towards development of short, medium and long-term revenue new products being developed utilizing our substantial patent and IP stable, something that Mr. Godwin has been managing for the past two years within ZGSI. Prior to 2012, Mr. Godwin was President of Third Millennium Affiliates, a technology development company where his primary clients were as business development specialist and consultant for SpaceX Corporation of Hawthorne CA’s new DragonLab spacecraft and as President of AlumiGen a privately held energy company created by Dr. Robert Hirsch, previously a senior manager at the DoE and senior adviser to SAIC and the RAND Corporation. For the past 21 years Mr. Godwin has also held the long time position of President of Collectors Guide Publishing and Apogee Books, a Canadian book publisher based in Toronto. He has 35 years’ experience in managing new companies in Europe, the United States and Canada.

We believe Mr. Godwin is well qualified to serve as a member of the Board due to his breadth of knowledge of the space exploration and policy fields, as well as his extensive entrepreneur experience.

John W. Kennedy, Founder, Chief Science Officer & Director of the Company

John W. Kennedy has been with ZGSI since its inception as the current company in 2012 and was instrumental in its creation. He has 40 years’ experience in applied research, botany, biology, physics, nutrition, biochemistry and discoveries associated with health, disease, plant and biological sciences and technologies. Mr. Kennedy has been operating John W. Kennedy Consultants, Inc. since November 1979, which represents companies and associations in clearance and registration of pesticides at federal and state agencies. Mr. Kennedy is also president and chairman of Axtel Scientific, Inc., a Nevada corporation, established October 18, 2012, which was licensed by Mr., Kennedy’s IP to commercialize a unique modality for mitigation of several cellular devastating diseases. Zero Gravity Incorporated was a former company owned by Mr. Kennedy that collaborated through a Space Act Agreement with NASA on six space shuttle launches carrying experiments to the International Space Station for plant and animal studies. This corporation was discontinued shortly after the incorporation of ZGSI. Mr. Kennedy holds a Bachelor of Science degree in Botany and Natural Science from University of Wisconsin. He has received additional educational credits at the United States Dept. of Agriculture Graduate School in New York, NY with advanced studies in the Biological Sciences. He was also awarded a Space Act Agreement with NASA and is considered a National Lab Pathfinder for his work on plant and human stem cells.

Mr. Kennedy was selected to serve as a member of the Board due to his experience in applied research, botany, biology, physics, nutrition, biochemistry, as well as his extensive knowledge of the Company’s technologies and products.

Patrick Kennedy, Director and Vice President of Agricultural Business Development of the Company

Mr. Kennedy has been with ZGSI in his current positions since its inception in its current form in December 2012. Mr. Kennedy is also a consultant, currently managing public relations coordination, data, websites and collateral material for The Williams Investment Companies. From May 2000 to June 2007 Mr. Kennedy was the President of American Natural Technology Sciences, Inc. Mr. Kennedy has forty-five years of business experience involving a wide range of skills, including business development, trade, finance, marketing and sales. He has negotiated, marketed and consummated over one billion dollars of sales volume. Patrick possesses valuable industry contracts and has been directly responsible for negotiations and structuring of marketing and product distribution. From 1977 to 2000 Mr. Kennedy successfully owned and operated oil companies. Patrick also serves as director of Axtel Scientific, Inc. and Mitigation of Disease, Inc. He previously served as director of Digital Stream, Inc.

We believe that Mr. Kennedy is well qualified to serve as a member of the Board due to his extensive understanding of business development and marketing, as well as his significant experience working in and with businesses, large and small.

Timothy A. Peach, Chief Financial Officer of the Company

Mr. Peach has served as the Company’s Chief Financial Officer since February 2015. From 2008 until 2014, Mr. Peach served as Chief Financial Officer, Executive Vice President, and Vice President of Finance of Oncure Medical Corp., a radiation oncology treatment center management company located in Englewood, CO. From 2004 until 2008, Mr. Peach served as Chief Financial Officer and Vice President of Finance for VISTA International Technologies, Inc., a waste to energy technology company. He served as an SEC and compliance consultant to growing companies from 2003-2004 and was the Vice President Finance and Chief Accounting Officer/Controller at Convergent Group Corp. from 1998 until 2002. Prior to 2002, he earned his CPA at PricewaterhouseCoopers and held a variety of senior financial and advisory positions at Executive Telecard, Ltd., Kaire International and Telectronics Pacing Systems, Inc. Mr. Peach received his MBA from the University of Pittsburgh. Our Board believes Mr. Peach’s qualifications to serve as our Chief Financial Officer include his extensive financial and operations experience earned in both early stage and established companies.

Michael T. Smith, Director of the Company

Mr. Smith joined the Company’s Board of Directors in February 2015. He is the former Chairman of the Board and Chief Executive Officer of Hughes Electronics Corporation, having served from October 1997 to May 2001. From 1985 until 1997 he served in a variety of capacities for Hughes, including Vice Chairman of Hughes Electronics, Chairman of Hughes Missile Systems and Chairman of Hughes Aircraft Company. Prior to joining Hughes, he spent nearly 20 years with General Motors Corporation in a variety of financial management positions. Mr. Smith is currently a director, Chair of the Nominating and Governance Committee and Audit Committee member of Teledyne Technologies Incorporated, which provides enabling technologies for industrial growth markets. He also serves as a director for WABCO Holdings, Inc., which provides electronic and electromechanical products for the automotive industry and FLIR Systems, Inc., which produces infrared cameras, thermal imaging software and temperature measurement devices. He previously served as a director of ATK Alliant Techsystems, Inc., an advanced weapon and space systems company, from 1997 to 2009, Anteon International Corporation, an information technology and systems engineering solutions company, from 2005 to 2006, Ingram Micro Corporation, a technology sales, marketing and logistics company from 2001 to 2014. Mr. Smith holds a B.A. Degree in Political Science from Providence College and an MBA from Babson College and served as an officer in the United States Army.

We believe Mr. Smith brings strong financial skills that are important in the understanding and oversight of our financial reporting and corporate governance matters, along with expertise in corporate governance, enterprise risk management and strategic planning, which we believe qualify him provide guidance as a Director to the Company

Glenn A. Stinebaugh – President and Acting Chief Executive Officer of the Company; President and Chief Executive Officer, BAM Inc.

Mr. Stinebaugh has served as our President and Active Chief Executive Officer since November 2014 and Chief Executive Officer of BAM Inc., our subsidiary since October 2014. Prior to this, he served as an Advisor to the Chairman of the Board of Zero Gravity Solutions, Inc. From February 2010 to August 2014 he was Managing Member of MGA Holdings, LLC, developing and initiating sustainable economic development and agricultural initiatives, domestically and internationally. From July 2007 to August 2014 Mr. Stinebaugh also served as Secretary for First America Equity Trust, a Real Estate Investment Trust developing renewable energy initiatives, with a focus on biomass-to-energy projects. From January 2002 to July 2007 Mr. Stinebaugh was Managing Member of Marketing Group of the Americas, LLC where he oversaw the development of strategic partnerships in the Americas, as well as, the development of market entry strategies for US-based agricultural, food and technology companies in their efforts to penetrate the Chile and South American markets. From January 1998 to December 2002, Mr. Stinebaugh was a Director of AMR Research, Inc., a Boston-based IT research firm.

H. Deworth Williams, Director of the Company

Mr. Williams has been the Company’s Director since December 2012. Mr. Williams is the owner of Williams Investment Company, established in 1970 and is president of Blue Cap Corporation, an investment company. He has been a financial consultant for more than forty-five years. During this time, Mr. Williams has been instrumental in facilitating and completing numerous mergers, acquisitions, business consolidations and underwritings. Mr. Williams was Founder, Director and Chairman of the Board of U.S. Rare Earths, Inc. a Delaware Corporation (formerly Thorium Energy, Inc.) that owns the mineral rights to one of the two largest resources and reserves of rare earths in the United States. Mr. Williams is Founder, Director and Principal of Laser Technology, Inc., a private company established in 1984 that designs, manufactures and markets laser-measuring devices for use in law enforcement, recreation, and professional measurement. Mr. Williams has been a director of over twenty corporations.  Mr. Williams completed his education at the University of Idaho.

We believe that Mr. Williams is well qualified to serve as a member of the Board due to his deep knowledge of financial issues and his prior executive experience.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships.

John W. Kennedy, the Company’s Director and Chief Science Officer, and Patrick Kennedy, the Company’s Director and Vice President of Agricultural Business Development, are brothers.

Involvement in Certain Legal Proceedings.

Except as noted below, none of our officers, directors, promoters or control persons has had any of the following events occur:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time, except that (i) Mr. Kaye held an officer position (until January 2012) and a director position (until April 2012) in Latitude Solutions, Inc., which in December 2012 filed for bankruptcy protection, and (ii) Mr. Peach held an officer position in Oncure Medical Corp. (until June 2014), which filed for reorganization in June 2013 in connection with an acquisition of the company by new ownership.
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses; or
•	being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; or
•	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or
•	been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
o	any Federal or State securities or commodities law or regulation; or
o	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
o	any judicial or administrative proceeding resulting from involvement in mail or wire fraud or fraud in connection with any business entity.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the year ended December 31, 2013 and year ended December 31, 2014.

Name and Principal Position	Year	Salary		Stock Awards		Option Awards		Total
Harvey “Kaye” Klebanoff, Chairman and Director of the Company(1)	2014	$40,000	(4)	$—		$—		$40,000
Richard Godwin,	2013	$60,000		$—		$—		$60,000
President and CEO of ZGLS, Director of the Company(2)	2014	$96,000		$—		$—		$96,000
Glenn Stinebaugh President and CEO of the Company and BAM Inc.(3)	2014	$31,000		$250,000	(5)	$23,092	(5)	$304,092

(1) Mr. Kaye served as President and Interim Chief Executive Officer of the Company from October 3, 2014 to November 21, 2014.

(2) Mr. Godwin served as President and Chief Executive Officer of the Company during the entire fiscal year ended December 31, 2013 and until October 3, 2014, at which time he resigned from that role and was named President and Chief Executive Officer of our subsidiary, ZGLS.

(3) On November 6, 2014, Mr. Stinebaugh was named the President and Chief Executive Officer of BAM Inc., and on November 21, 2014, he was named the President and Acting Chief Executive Officer of the Company.

(4) Mr. Kaye’s salary was earned in connection with his overall service as Chairman of the Board, as President and Interim Chief Executive Officer for the period October 3, 2014 to November 21, 2014, and as Treasurer of the Company (until November 11, 2014).

(5) Mr. Stinebaugh received 500,000 shares of the Company’s common stock upon his execution of an offer letter with the Company on September 29, 2014. Additional information is available in the “Narrative Discussion of Compensation Tables” below. For valuation considerations, please see Note 6 of the December 31, 2014 Notes to the Financial Statements, included in Item 8.

(6) Mr. Stinebaugh received a five year warrant to purchase 50,000 shares of the Company’s common stock at $0.50 per share under an advisory agreement with the Company dated August 6, 2014. Additional information is available in the “Narrative Discussion of Compensation Tables” below. For valuation considerations, please see Note 6 of the December 31, 2014 Notes to the Financial Statements, included in Item 8.

Outstanding Equity Awards at December 31, 2014 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable		Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date
Glenn Stinebaugh	50,000	*	—	$0.50	August 19, 2019

Narrative Discussion of Compensation Tables

Employee Agreements and Current Compensation Rates for Named Executive Officers and Other Key Employees

There are currently no employment agreements in place for any named executive officers above and each serves at the will of our Board of Directors. As dictated by the Board, Mr. Harvey Kaye’s salary for fiscal year 2014 was $40,000 per annum. As dictated by the Board, Mr. Godwin’s salary for fiscal year 2014 was $96,000 per annum and $60,000 per annual for 2013.

Mr. Stinebaugh initially entered into an advisory agreement with the Company, dated August 6, 2014, under which he was to serve as an advisor the Company for a term of one year, unless terminated by mutual agreement of the parties. Under the advisory agreement, Mr. Stinebaugh received $5,000 per month for an initial period of three months, and a five year warrant to purchase 50,000 shares of the Company’s common stock at $0.50 per share. This agreement was terminated by mutual agreement of the Company and Mr. Stinebaugh on September 29, 2014 via his execution of an offer letter, described below.

On November 6, 2014, Mr. Stinebaugh was named the President and Chief Executive Officer of BAM Inc., and on November 21, 2014, was named the President and Acting Chief Executive Officer of the Company. In connection to Mr. Stinebaugh’s employment with the Company, we entered into an offer letter with Mr. Stinebaugh, under which he receives $8,000 per month for his services to the Company, along with 500,000 shares of the Company’s common stock. Pursuant to this offer letter, the Company and Mr. Stinebaugh shall work in good faith to enter into an employment agreement securing Mr. Stinebaugh services. Once an employment agreement has been entered into, in connection to the Company naming Mr. Stinebaugh as the President and Acting Chief Executive Officer of the Company and by direction of the Board, Mr. Stinebaugh will receive an additional 500,000 shares of common stock of the Company. We hope to have this employment agreement completed by the end of the second quarter of 2015.

Employee Benefit and Incentive Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. The Company plans on adopting a Stock Incentive Plan for its employees during fiscal 2015.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)		Total ($)
Harvey Kaye	$0	$0	$0	$40,000	(1)	$40,000
Deworth Williams	$0	$0	$0	$0		$0
Edward Cowle	$0	$0	$0	$0		$0
Richard Godwin	$0	$0	$0	$96,000	(2)	$96,000
John W. Kennedy	$0	$0	$0	$96,000	(3)	$96,000
Patrick Kennedy	$0	$0	$0	$106,000	(4)	$106,000
Michael Smith (5)	$0	$0	$0	$0		$0

(1) Mr. Kaye’s salary was earned in connection with his service as Chairman of the Board, as President and Interim Chief Executive Officer for the period October 3, 2014 to November 21, 2014, and as Treasurer of the Company (until November 11, 2014).

(2) Mr. Godwin’s salary was earned in connection with his service as President and CEO of the Company and ZGSL). He did not receive any amount for his service as a Director.

(3) Mr. JW Kennedy’s salary of $96,000 was earned in connection with his service as Chief Science Officer of the Company. He did not receive any amount for his service as a Director.

(4) Mr. P. Kennedy’s earned a salary of $76,000 in connection with his service as Vice President, Agribusiness Development of the Company and received advanced royalties in the amount of $30,000 pursuant to the Royalty Agreement, defined in Item 13 He did not receive any amount for his service as a Director.

(5) Michael Smith joined the Board of Directors in February 2015 and did not receive any compensation in the fiscal year ended December 31, 2014.

There are no written compensation agreements in place regarding the payment to any director for their service as a director. In connection with Mr. Smith’s appointment to the Board in February 2015, he received 200,000 warrants for the purchase of shares of the Company’s common stock with an exercise price of $0.50 on February 10, 2015 having a fair value of $92,479.

Indemnification of Officers and Directors

Our bylaws provide that we will indemnify our officers and directors to the fullest extent permitted by applicable law against all liability and loss suffered and expenses (including attorney’s fees) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities, provided that the director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, unless such director or officer for negligence or misconduct in the performance of his or her duty to the Company. We shall be required to indemnify a director or officer in connection with an action or proceeding commenced by such director or officer only if the commencement of such action or proceeding by the director or officer was authorized in advance by the Board of Directors.

We have procured a Directors and Officers Insurance Policy with National Union Fire Insurance Company of Pittsburgh, PA with a $3,000,000 limit of liability.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2015, the number of shares of Common Stock owned of record and beneficially by the named executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. Unless otherwise noted below, the address of each director and executive officer of the Company is 190 NW Spanish River Boulevard, Suite 101, Boca Raton, Florida 33431. There are no persons other than the directors and officers shown below who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table:

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers (6)
John W. Kennedy	7,000,000		20.91%
Edward F. Cowle	2,650,000		7.92%
Deworth Williams	2,615,000		7.81%
Harvey “Kaye” Klebanoff	2,483,000	(3)	7.42%
Richard Godwin	2,000,000		5.97%
Patrick Kennedy	1,986,666		5.93%
Glenn Stinebaugh	550,000	(4)	1.64%
Michael Smith	200,000	(5)	0.59%

All directors and named executive Officers as a group (8 persons)	19,484,666		57.77%

(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after March 20, 2015 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock.
(2)	Based on 33,476,597 shares of common stock issued and outstanding as of March 20, 2015
(3)	The 2,483,000 shares of our common stock include 983,000 shares of our common stock owned of record by Mr. Kaye and 1,500,000 shares of our common stock owned of record by Ms. Helen Klebanoff, Mr. Kaye’s wife.
(4)	The 550,000 shares of our common stock include 500,000 shares of our common stock owned of record by Mr. Stinebaugh and a warrant exercisable into 50,000 shares of our common stock at $0.50 per share.
(5)	The 200,000 shares of our common stock are made up of a warrant exercisable into 200,000 shares of our common at $0.50 per share.
(6)	Timothy Peach, our Chief Financial Officer, assumed his role with the Company in 2015 and, as such, was not a Named Executive Officer for fiscal 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

 Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

•	The Company had previously received cash advances periodically beginning during the fiscal year ended 2006 from Mr. Deworth Williams, our director, to pay its operating expenses. The Company accrued interest on the notes at 10%. The notes were unsecured and due on demand. On March 3, 2012, Mr. Williams forgave these loans and related accrued interest which totaled $413,753.

•	During the year ended December 31, 2012, Blue Cap Development Corp., which is fully owned by Mr. Williams, advanced $6,000 to the Company. The advance bears interest at 10%, was unsecured and due on demand. The outstanding note balance at December 31, 2013 was $6,000. The accrued interest balance at December 31, 2013 was $628. The outstanding balance was repaid in full during March 2014.

•	During the year ended December 31, 2013, the Williams Investment Company, which is fully owned by Mr. Williams, advanced $20,000 to the Company. The advance was non-interest bearing, unsecured and due on demand. The outstanding note balance at December 31, 2013 was $20,000. For the year ended December 31, 2013, the Company recorded $525 as imputed interest. The note was repaid in full during January 2014.

•	On August 29, 2013, the Williams Investment Company, which is fully owned by Mr. Williams, advanced $15,000 to the Company via verbal agreement to assist with the Company’s payroll needs. The advance bears interest at 10%, was unsecured and due on demand. The outstanding note balance at December 31, 2014 was $11,000 plus accrued interest of $2,064.
•	During the year ended December 31, 2013, the Company temporarily provided administrative services via verbal agreement to F&T Water Solutions, LLC, which is an affiliate of our Chairman, Mr. Harvey Kaye. As a result, the Company earned $3,015 during the year ended December 31, 2013.

•	On December 3, 2012, the Company entered into a Patent Acquisition Agreement by and between the Company’s predecessor company, ElectroHealing Technologies Inc., and our current director, John Wayne Kennedy (“JW Kennedy”) in which JW Kennedy agreed to assign certain patents applications and technology to the Company in exchange for 11,500,000 shares of common stock of the Company. JW Kennedy was not an affiliate of the Company at this time.
•	As required by the Patent Acquisition Agreement, on December 12, 2013, our directors, JW Kennedy and Mr. Patrick Kennedy, and the Company entered into a royalty agreement (the “Royalty Agreement”) having a term of 75 years, wherein the Company is required to pay royalty fees to Messrs. JW Kennedy and P. Kennedy, in the amount of (1) 5% of gross sales of the BAM-FX product (and related products), of which 3% will be paid to JW Kennedy and 2% to Patrick Kennedy, and/or (2) 10% of any license or sub-license of the product or related products, of which 6% will be paid to JW Kennedy and 4% to P. Kennedy. The Royalty Agreement also allows the Company to pay Messrs. JW Kennedy and P. Kennedy advance royalties as determined by the CEO of the Company, to be deducted from any future royalties due. For the year ended December 31, 2014, JW Kennedy and P. Kennedy earned $467, under the Royalty Agreement.
•	As of December 31, 2014, the Company has advanced a total of $50,356 to Messrs. JW Kennedy and P. Kennedy, our directors, which will offset future royalties to be earned under the Royalty Agreement to pay for legal fees related to the patent for the "Mitigation of Plant and Animal Diseases using Bioavailable Minerals." The Company may utilize this patent in future and reserves the right to negotiate for this patent at a later date.
•	On March 13, 2015, the Company entered into a License and Royalty Agreement with our directors JW Kennedy and P. Kennedy in connection with the patent application relating to the Copper/Zinc Superoxide Dismutase (SOD) Formulation for the Treatment of Traumas Including Amyotrophic Lateral Sclerosis for manufacturing, commercial opportunities and/or supply and/or research for products which may be developed by the Company for fertilizers and for humans and animals such as remediation of radiation of astronauts and other oxidative stress conditions discovered in a micro/zero gravity environment. The Agreement has a term of 25 years and the Company has an obligation to pay royalty fees to Messrs. JW Kennedy and P. Kennedy, in the amount of (1) 5% of gross sales of commercial product developed and sold (and related products), of which 3% will be paid to JW Kennedy and 2% to P. Kennedy, and/or (2) 10% of any license or sub-license of the product or related products, of which 6% will be paid to JW Kennedy and 4% to P. Kennedy.
•	On March 10, 2015, the Company entered into a Consulting Agreement with Williams Investment Company and Deworth Williams, a director of the Company. Under the Consulting Agreement, Williams will provide advice and recommendations to the Company with respect to investor relations, public relations and general corporate business development advise for a period of six months from the date of the Agreement. The Company paid $50,000 upon execution of the Agreements with additional payments of $150,000 due in equal installments on June 6, 2105 and August 6, 2015.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Harvey Kaye, Richard Godwin, John Wayne Kennedy, Patrick Kennedy, and Edward F. Cowle would not be considered independent as they serve currently or have served as the officers of the Company within the past three years. Mr. Smith may be considered independent under this standard.

Committees of the Board of Directors

Currently, we do not have any standing committees of the Board of Directors. Until such time as formal committees are established, our Board of Directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The Board will also perform the functions of an audit committee until we establish a formal audit committee.

Policies Regarding Conflicts of Interests and Related Party Transactions

We have not adopted formal policies or procedures for the review or approval of related party transactions or the management of conflicts of interest. However, our Board is in the process of establishing such policies with the intent to have them in place subsequent to the effectiveness of this Registration Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2014 and December 31, 2013 by Sadler Gibb Certified Public Accountants, our independent auditors:

	2014	2013
Audit Fees	$22,500	$12,500
Audit-Related Fees	-	-
Tax Fees	1,125	-
Other Fees	-	-
Totals	$23,625	$12,500

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. Our Board of Directors is of the opinion that the Audit-Related Fees charged by Sadler Gibb Certified Public Accountants were consistent with Sadler Gibb Certified Public Accountants maintaining its independence from us.

Tax fees represent professional services rendered by the accounting firm for tax compliance.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

The Board of Directors acts as the audit committee of the Company and approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive loss
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(b) Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation, Amendments to Articles of Incorporation and Articles of Merger+
3.2	By-Laws of the Company+
4.1	Form of Certificate of Common Stock+
4.2	Form of Cashless Warrant+
10.1	Securities Purchase Agreement – Form+
10.2	Offer Letter to Glenn A. Stinebaugh+
10.3	Lease Agreement between the Company and MRK Acquisition, Inc.+
10.4	Patent Acquisition Agreement between the Company and John Wayne Kennedy+
10.5	BAM-FX Royalty Agreement+
10.6	SOD License Agreement between the Company and John Wayne Kennedy*
10.7	Space Act Agreement+
10.8	Assignment of BAM Patent to Company+
10.9	Lease between the BAM Inc. and Palm City Interiors, Inc.+
10.10	ZGS UK Lease+
10.11	Lease between the Company and Investments Limited+
10.12	Memorandum of Understanding between ZGS UK and the International Institute of Tropical Agriculture++
10.13	At-Will Employment Agreement, dated March 12, 2015, between the Company and Timothy Peach+++
10.14	Consulting Agreement between the Company and Williams Investment Company, Inc.*
21.1	Subsidiary List+
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act*

+Previously filed with the Company’s Registration Statement on Form 10, filed with the SEC on December 29, 2014.

++Previously filed with the Company’s Amendment to its Registration Statement on Form 10, filed with the SEC on January 28, 2015.

+++ Previously filed with the Company’s Form 8-K filed March 13, 2015.

* Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 31, 2015	ZERO GRAVITY SOLUTIONS, INC.

	By:	/s/ Glenn Stinebaugh
Glenn Stinebaugh Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2015.

Signatures:	Title:
/s/ Harvey Kaye	Director, Chairman of the Board
Harvey Kaye

/s/ John Wayne Kennedy	Director
John Wayne Kennedy

/s/ Patrick Kennedy	Director
Patrick Kennedy

/s/ Deworth Williams	Director
Deworth Williams

/s/ Richard Godwin	Director
Richard Godwin

/s/ Ed Cowle	Director
Ed Cowle

/s/ Glenn Stinebaugh	Chief Executive Officer, President (Principal Executive Officer)
Glenn Stinebaugh

/s/ Timothy Peach	Chief Financial Officer (Principal Financial Officer)
Timothy Peach

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F1	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND AS OF DECEMBER 31, 2013.

PAGE	F2	CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013.

PAGE	F3	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013.

PAGE	F4	CONSOLIDATED STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 2014.

PAGES	F5- F14	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Zero Gravity Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Zero Gravity Solutions, Inc. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Zero Gravity Solutions, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit of $4,485,661 cash used in operations of $2,153,272 as of and for the year ended December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2015

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS

Cash	$253,677	$292,935
Prepaid Expenses	213,781	-
Accounts Receivable	1,325	-
Inventory	18,592	-

Total Current Assets	487,375	292,935

Property and Equipment - net	44,142	-

OTHER ASSETS

Deposit	6,356	-
Advance on Future Royalties - Related Parties	50,356	2,500

TOTAL ASSETS	$588,229	$295,435

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$155,960	$144,393
Notes Payable Related Party	11,000	41,000
Notes Payable	104,647	-
Total Current Liabilities	271,607	185,393

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized, at $0.001 par value, 30,844,597 and 25,674,000 shares issued and outstanding, respectively	30,845	25,674
Common stock to be issued	25,000	-
Additional paid-in capital	4,748,285	1,705,702
Accumulated other comprehensive loss	(1,847)	-
Accumulated deficit	(4,485,661)	(1,621,334)

Total Stockholders' Equity	316,622	110,042

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$588,229	$295,435

See accompanying notes to consolidated financial statements

F1

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Loss

	Year Ended
	December 31,
	2014	2013

REVENUES
Sales	$11,218	$-

Total Revenue	$11,218	$-

COST OF SALES
Cost of Materials	(2,609)	-

Total Cost of Sales	(2,609)	-
GROSS PROFIT	8,609	-

OPERATING EXPENSES

General and Administrative	$2,741,172	$1,144,169
Research and Development	128,194	16,115

Total Operating Expenses	2,869,366	1,160,284

LOSS FROM OPERATIONS	(2,860,757)	(1,160,284)

OTHER EXPENSES

Other Income	381	-
Other Income - Related Party	-	3,015
Interest Expense	(3,951)	(1,700)

Total Other Income (Expenses)	(3,570)	1,315

NET LOSS	$(2,864,327)	$(1,158,969)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.10)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	27,620,651	24,205,777

OTHER COMPREHENSIVE LOSS
Net Loss	(2,864,327)	(1,158,969)
Foreign currency translation loss	(1,847)	-

COMPREHENSIVE LOSS	$(2,866,174)	$(1,158,969)

See accompanying notes to consolidated financial statements

F2

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated	Accumulated
					Additional	During the	Other	Total
	Common Stock		Common Stock		Paid-In	Development	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Loss	Equity/(Deficit)

Balance, December 31, 2012	23,000,000	$23,000	-	-	430,011	$(462,365)	-	$(9,354)

Common stock issued for cash at $0.001 per share	600,000	600			-	-	-	600

Common stock issued for cash at $0.50 per share	2,024,000	2,024			1,009,976	-	-	1,012,000

Direct offering costs	-	-			(58,700)	-	-	(58,700)

Common stock issued for services	50,000	50			24,950	-	-	25,000

Warrants issued for services	-	-			288,940	-	-	288,940

Capital contribution of services - related party	-	-			10,000	-	-	10,000

Imputed interest - related party	-	-			525	-	-	525

Net loss for the year ended	-	-			-	-	-	-
December 31, 2013						(1,158,969)	-	(1,158,969)

Balance, December 31, 2013	25,674,000	25,674	-	-	1,705,702	(1,621,334)	-	110,042

Common stock issued for cash at $0.50 per share	4,365,597	4,366			2,178,433		-	2,182,799

Direct offering costs	-	-			(95,750)	-	-	(95,750)

Common stock issued for services	805,000	805			401,695	-	-	402,500

Warrants issued for services	-	-			558,205	-	-	558,205

Common stock to be issued for services			50,000	25,000		-	-	25,000

Foreign currency translation adjustment	-	-			-	-	(1,847)	(1,847)

Net loss for the period ended December 31, 2014	-	-	-	-	-	(2,864,327)	-	(2,864,327)

Balance, December 31, 2014	30,844,597	$30,845	50,000	25,000	$4,748,285	$(4,485,661)	$(1,847)	$316,622

See accompanying notes to consolidated financial statements

F3

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,864,327)	$(1,158,969)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,693	-
Contributed services by officers, directors, and shareholders	-	10,000
Common stock issued for services	427,500	25,000
Warrants issued for services	558,205	288,940
In kind contribution of Interest	-	525
Changes in operating assets and liabilities:
Receivables	(1,326)	-
Prepaids	(213,781)	-
Advance on future royalties - related parties	(47,856)	(2,500)
Inventory	(18,592)	-
Deposit	(6,353)	-
Due from related party	-	-
Accounts payable and accrued liabilities	11,046	141,039
Accrued interest	519	-

Net Cash Used in Operating Activities	(2,153,272)	(695,965)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Cash paid to purchase equipment	(45,835)	-

Net Cash Used in Investing Activities	(45,835)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	109,137	-
Payments of notes payable	(4,490)	-
(Repayment of) proceeds from notes payable - related party	(30,000)	35,000
Proceeds from sale of common stock	2,182,799	1,012,600
Payment of offering costs	(95,750)	(58,700)

Net Cash Provided by Financing Activities	2,161,696	988,900

EFFECT OF EXCHANGE RATES ON CASH	(1,847)	-

NET (DECREASE) INCREASE IN CASH	(39,258)	292,935

CASH AT BEGINNING OF PERIOD	292,935	-

CASH AT END OF PERIOD	$253,677	$292,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$3,051	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ANDD FINANCING ACTIVITIES:

Warrants issued as direct offering costs	$121,744	$51,036
Forgiveness of debt and accrued interest by a related party	$-	$-
Subscription receivable	$-	$-

See accompanying notes to consolidated financial statements

F4

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 – ORGANIZATION, HISTORY AND NATURE OF OPERATIONS

The Company was organized on August 19, 1983 in the State of Delaware, under the name Monolith Ventures, Inc. to acquire and develop mineral properties.

On January 12, 2012, the Company amended its Articles of Incorporation to change its name to ElectroHealing Technologies, Inc. under the laws of the State of Nevada, in anticipation of a merger which did not occur.

On January 11, 2013, the Company amended its Articles of Incorporation to change its name to Zero Gravity Solutions, Inc. (“the Company”) (“ZGSI”), pursuant to the acquisition of intellectual property on December 3, 2012.

On October 29, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Zero Gravity Solutions, Inc., which had no operations through December 31, 2013.

On December 16, 2013, the Company acquired 100% of Zero Gravity Solutions, Ltd. (“ZGSL”). This was a dormant U.K. company, which had no operations prior to acquisition and through December 31, 2013.

On June 13, 2014, the Company formed its wholly-owned subsidiary in the State of Florida, Bam Agricultural Solutions, Inc.

On August 19, 2014, the Company formed its wholly-owned subsidiary in the U.K., Bam Agricultural Solutions, Ltd.

On December 17, 2014, the Company formed its wholly-owned subsidiary in the State of Florida, Zero Gravity Life Sciences, Inc.

The Company owns proprietary technology for its first commercial product, BAM-FXTM that can boost the nutritional value and enhance the immune system of food crops without the use of Genetic Modification.

The Company’s mission is to improve life on earth by applying intellectual property and technology designed for and derived from six NASA enabled flights over the last five years through utilization of the unique long-term microgravity environment platform of the International Space Station (ISS). The Company’s initial projects will be directed to providing solutions to critical world food crop challenges.

Further, the Company is focused on industrializing and commercializing scientific breakthroughs in the area of patentable stem cell technologies through developing advances in plant, animal and human biology based on intellectual property designed for and derived from multiple experiments on the ISS.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

F5

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2014 and December 31, 2013.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

Trade receivables are recorded at net realizable value, which includes allowances for doubtful accounts. The Company periodically reviews accounts receivable balances and provides an allowance for doubtful accounts to the extent deemed uncollectible.

Inventory

Inventory is valued on a lower of first-in, first out (FIFO) cost or market basis. At December 31, 2014 Raw materials on hand was $13,173 and finished product inventory was valued at $5,419.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives of between three and ten years. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken in the years ended December 31, 2014 and 2013.

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

Revenue from sale of goods is recognized when the following conditions are satisfied:

•	the Company has transferred to the buyer the significant risks and rewards of ownership of the goods;
•	the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;
•	the amount of revenue can be measured reliably;
•	it is probable that the economic benefits associated with the transaction will flow to the entity; and
•	costs incurred or to be incurred in respect of the transaction can be measured reliably.

Concentration of Credit Risk

The Company currently maintains its cash equivalent balance with one major national financial institution. Our bank balance at year end exceeded the FDIC limits by $3,677, as a result, the Company believes that its credit risk exposure is limited.

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 – quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or

F6

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

The carrying amounts of the Company’s short-term financial instruments, accounts payable and accrued liabilities and related party-notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

Stock based compensation

We account for stock options in accordance with Accounting Standards Codification (“ASC”) 718: Compensation - Stock Compensation (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense for the years ended December 31, 2014 and 2013.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

The Company had the following potential common stock equivalents at December 31, 2014 and December 31, 2013:

	December 30. 2014	December 31. 2013
Stock Warrants (Exercise price - $.50/share) (see Note 5)	1,926,900	735,400
Total common stock equivalents	1,926,900	735,400

Advertising and Promotions

Expenditures for advertising and promotions are charged to expense as incurred. Advertising and promotion expenses consists primarily of sales collateral material and product samples. For the years ended December 31, 2014 and 2013, advertising expenses were $21,585 and $7,215, respectively.

Research and Development

The Company expenses all research and development costs as incurred for which there is no alternative future use.

F7

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Foreign Currency Transactions

The consolidated financial statements are presented in United States Dollars. The Company has a bank account in foreign currency. The balance of this bank account was translated from its local currency (British Pounds) into the reporting currency, U.S. dollars, using period end exchange rates. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using weighted average exchange rate for the period.

Transaction gains and losses resulting from foreign currency transactions were recorded as foreign exchange gains or losses in the consolidated statement of operations. The Company did not enter into any financial instruments to offset the impact of foreign currency fluctuations.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

At December 31, 2014 and December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

F8

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $4,485,661 and net cash used in operations of $2,153,272 for the year ended December 31, 2014.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established any source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from certain related parties, management and significant shareholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

F9

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2014	December 31, 2013
Computer Equipment	4,937	-
Equipment	40,895	-
Accumulated Depreciation	(1,690)	-
Property and Equipment - Net	$44,142	-

NOTE 5 – RELATED PARTY TRANSACTIONS AND COMMITMENTS

(A) Notes Payable

		Interest Rate	Maturity Date	December 31, 2014	December 31, 2013

(1)	Note Payable - related party	10%	Due on Demand	-	6,000

(2)	Note Payable - related party	0%	Due on Demand	-	20,000

(3)	Note Payable - related party	10%	Due on Demand	11,000	15,000

	Total			$11,000	$41,000

(1) During the year ended December 31, 2012, a board of director advanced $6,000 to the Company. The advance bears interest at 10%, was unsecured and due on demand. The outstanding balance was repaid during January 2014.

(2) During the year ended December 31, 2013, a board of director advanced $20,000 to the Company. The advance was non-interest bearing, unsecured and due on demand. Year ended December 31, 2014, the Company recorded $33 as imputed interest (see Note 6(d)). The note was repaid during January 2014.

(3) During the year ended December 31, 2013, a board of director advanced $15,000 to the Company. The advance bears interest at 10%, was unsecured and due on demand. The outstanding note balance at December 31, 2014 was $14,000.

During the year ended December 31, 2013, the Company was reimbursed $3,015 for temporary personnel services provided to a related party.

(B) Commitments

During the year ended December 31, 2013, the Company entered into a royalty agreement having a term of 75 years, with a principal stockholder and a relative of the principal stockholder, whereas the Company is required to pay royalty fees based on a percentage of gross sales. As of December 31, 2014, the Company advanced a total of $48,357 to offset future royalties to be earned. Sales requiring royalties of $467 have occurred as of December 31, 2014.

NOTE 6 – COMMITMENTS

Lease Commitments

We lease some of our offices and buildings under short term leases. These leases have various terms and renewal options, generally renewable year to year, with the exception of one lease with an eighteen-month term. Lease expense was $76,714 and $42,239 for the years ended December 31, 2014 and 2013, respectively. Future minimum lease payments required under operating leases with initial terms in excess of one year were $8,800 for fiscal year 2015.

NOTE 7 – NOTES PAYABLE

The Company has two outstanding notes payable for financing its insurance premiums. Both notes carry a rate of interest of 7.5%. One note has a term of nine months and the other eleven months. Both due before the end of fiscal year 2015.

NOTE 8 – EQUITY

The Company has one class of common stock at $.001 par value per common share of which 30,844,597 shares were issued and outstanding at December 31, 2014.

(A) Common Stock Issued for Cash

Year Ended December 31, 2014

The Company issued 4,365,597 shares of common stock for $2,182,799 ($0.50/share).

F10

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Year ended December 31, 2013

The Company issued 600,000 shares of common stock for $600 ($0.001/share).

The Company issued 2,024,000 shares of common stock for $1,012,000 ($0.50/share).

(B) Imputed Interest – Related Party

Year Ended December 31, 2014

The Company recorded $33 as imputed interest (See Note 5).

Year Ended December 31, 2013

The Company recorded $525 as imputed interest.

(C) Direct Offering Costs

Year Ended December 31, 2014

During the year ended December 31, 2014, the Company issued 4,365,597 shares of common stock for $2,182,799 ($0.50/share) and paid direct offering costs of $95,750 (5% or 10% of gross proceeds). As a result of the offering, the Company also issued 263,230 fully vested, non-forfeitable warrants as a direct offering cost, which had no effect on the statement of stockholders’ equity and had a fair value of $121,744 (see Note 5(G) for additional details) based upon the following management assumptions:

Exercise price	$ 0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.46% - 1.82%
Expected life of warrants	5 years

Year Ended December 31, 2013

During the year ended December 31, 2013, the Company issued 1,174,000 shares of common stock for $587,000 ($0.50/share), which is included in the 2,024,000 shares of common stock issued as noted in Note 6(A) above, and paid direct offering costs of $58,700 (5% or 10% of gross proceeds). As a result of the offering, the Company also issued 110,400 fully vested, non-forfeitable warrants as a direct offering cost, which had no effect on the statement of stockholders’ equity and had a fair value of $51,036 (see Note 6(G) for additional details) based upon the following management assumptions:

Exercise price	$ 0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.01% - 1.63%
Expected life of warrants	5 years

(D) Warrants issued for Services

Year Ended December 31, 2014

During the year ended December 31, 2014, the Company issued 1,208,000 fully vested, non-forfeitable warrants to employees and consultants for services having a fair value of $558,669 based upon the following management assumptions:

Exercise price	$ 0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.49% - 1.82%
Expected life of warrants	5 years

Year Ended December 31, 2013

During the year ended December 31, 2013, the Company issued 625,000 fully vested, non-forfeitable warrants to employees and consultants for services having a fair value of $288,940 based upon the following management assumptions:

Exercise price	$ 0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.37% - 1.65%
Expected life of warrants	5 years

F11

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

(E) Warrants

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding – December 31, 2012	-	-	-
Granted	$735,400	0.50	5.0
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Outstanding – December 31, 2013	735,400	0.50	4.8
Granted	1,471,230	0.50	5.0
Exercised	-	-	-
Cancelled/Forfeited	279,730	-	-
Outstanding – December 31, 2014	$1,926,900	0.50	4.6
Exercisable – December 31, 2014	$1,926,900	$0.50	4.6

As of December 31, 2014:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value
				$-
$0.50	1,926,900	1,926,900	4.6 years
	1,926,900	1,926,900	4.6 years	$-

(F) Common Stock Issued for Services

Year ended December 31, 2014, the Company issued 555,000 shares of common stock to employees for services having a fair value of $277,500 ($0.50/share) based on the most recent cash offering price. The Company also issued 250,000 shares of common stock to a third party for services having a fair value of $125,000 ($0.50/share) based on the most recent cash offering price.

During the year ended December 31, 2013, the Company issued 50,000 shares of common stock to a third party for services having a fair value of $25,000 ($0.50/share) based on the most recent cash offering price.

F12

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 9 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	12/31/2014	12/31/2013
Taxes on loss at US Federal Statutory Rate	(1,117,088)	(451,998)
Meals and entertainment	4,222	3,255
Stock/options issued for compensation	384,425	122,437
Unpaid payroll	6,822	-
Contributed services		4,105
Charitable contributions	-	1,950
Valuation allowance	721,619	320,252
Income tax expense per books	-	-

Net deferred tax assets consist of the following components as of December 31, 2013 and December 31, 2014:

Deferred Tax assets:
Net operating loss carry forwards	(1,569,085)	(451,998)
Meals and entertainment	7,477	3,255
Stock/options issued for compensation	506,862	122,437
Contributed services	4,105	4,105
Charitable contributions	1,950	1,950
Unpaid payroll	6,822	-
Valuation allowance	1,041,870	320,252
Net deferred tax asset	-	-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $1,569,085 that may be offset against future taxable income through 2034. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

F13

Zero Gravity Solutions, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2014 and March 31, 2015, the date the financial statements were available to be issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

Common Stock Issued for Cash

Subsequent to December 31, 2014, the Company issued 2,557,000 shares of common stock for $1,278,500 ($0.50/share).

Of the 2,557,000 shares of common stock sold for cash, the Company paid direct offering costs of $95,000 (5% or 10% of gross proceeds). As a result of the offering, the Company also issued 198,000 fully vested non-forfeitable warrants as direct offering costs, which had no net effect on the statement of stockholders’ equity and had a fair value of $88,338 based upon the following management assumptions:

Exercise price	$ 0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.51%
Expected life of warrants	5 years

Warrants issued for Services

Subsequent to December 2014, the Company issued 425,000 fully vested, non-forfeitable warrants to a Director for services having a fair value of $196,563 based upon the following management assumptions:

Exercise price	$ 0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.51-1.67%
Expected life of warrants	5 years

On February 20, 2015, the Company appointed Timothy A. Peach as its Chief Financial Officer.

F14