Form 10-Q
period 2015-03-31
Zero Gravity Solutions, Inc.
filed 2015-05-15
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55345

ZERO GRAVITY SOLUTIONS, INC.
(Exact name of business as specified in its charter)

NEVADA	46-1779352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 NW SPANISH RIVER BOULEVARD, BOCA RATON, FLORIDA 33431

(Address, including zip code, of principal executive offices)

(561) 416-0400

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated Filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2015, the issuer had 33,507,847 shares of common stock issued and outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

▪	the growth of our business and revenues and our expectations about the factors that influence our success;

▪	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;

▪	our plans for our BAM-FX and the strategy and timing of sales plans and regulatory approvals;

▪	our belief about our sales growth and growth of our business and research capabilities;

▪	our belief regarding when we will be revenue generating and when and if we will be able to have sufficient revenues to fund

▪	our ability to attain funding and the sufficiency of our sources of funding;

▪	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;

▪	fluctuations in our capital expenditures;

▪	our plans for potential business partners and other business relationships;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our Registration Statement filed and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Unless we have indicated otherwise or the context otherwise requires, references in the prospectus to “Zero Gravity,” “ZGSI,” the “Company,” “we,” “us” and “our” or similar terms are to Zero Gravity Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$577,772	$253,677
Prepaid Expenses	180,524	213,781
Accounts Receivable	830	1,325
Inventory	25,103	18,592

Total Current Assets	784,229	487,375

Property and Equipment - net	45,572	44,142

OTHER ASSETS

Deposit	6,756	6,356
Advance on Future Royalties - Related Parties	83,930	50,356

TOTAL ASSETS	$920,487	$588,229

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$118,480	$155,960
Notes Payable Related Party	-	11,000
Notes Payable	69,760	104,647
Total Current Liabilities	188,240	271,607

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized, at $0.001 par value, 33,507,847 and 30,844,597 shares issued and outstanding, respectively	33,508	30,845
Common stock to be issued	-	25,000
Additional paid-in capital	6,295,332	4,748,285
Accumulated other comprehensive loss	(9,408)	(1,847)
Accumulated deficit	(5,587,185)	(4,485,661)

Total Stockholders' Equity	732,247	316,622

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$920,487	$588,229

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING EXPENSES

General and Administrative	$1,092,142	$525,566
Research and Development	8,100	25,774
Total Operating Expenses	1,100,242	551,340

LOSS FROM OPERATIONS	(1,100,242)	(551,340)

OTHER EXPENSES

Interest Expense	(1,282)	(572)
Total Other Income (Expenses)	(1,282)	(572)

NET LOSS	$(1,101,524)	$(551,912)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	32,539,433	26,164,382

OTHER COMPREHENSIVE LOSS
Net Loss	$(1,101,524)	$(551,912)
Foreign currency translation loss	(7,561)	(471)

COMPREHENSIVE LOSS	$(1,109,085)	$(552,383)

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,101,524)	$(551,912)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,434	-
Common stock issued for services	50,000	25,000
Warrants issued for services	291,710	141,530
Imputed interest - related party	-	33
Changes in operating assets and liabilities:
Receivables	495	-
Prepaids	33,257	(4,132)
Advance on future royalties - related parties	(33,574)	(7,500)
Inventory	(6,511)	-
Deposit	(400)	-
Accounts payable and accrued liabilities	(37,480)	(42,838)
Accrued interest	-	(1,143)
Net Cash Used in Operating Activities	(802,593)	(440,962)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to purchase equipment	(2,864)	(2,838)

Net Cash Used in Investing Activities	(2,864)	(2,838)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(34,887)	-
Repayment on notes payable - related party	(11,000)	(26,000)
Proceeds from sale of common stock	1,278,500	398,000
Payment of offering costs	(95,500)	(33,900)
Net Cash Provided by Financing Activities	1,137,113	338,100

EFFECT OF EXCHANGE RATES ON CASH	(7,561)	(471)

NET (DECREASE) INCREASE IN CASH	324,095	(106,171)

CASH AT BEGINNING OF PERIOD	253,677	292,935

CASH AT END OF PERIOD	$577,772	$186,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ANDD FINANCING ACTIVITIES:

Warrants issued as direct offering costs	$87,355	$51,036

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2015

(Unaudited)

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

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2015, are not necessarily indicative of results for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2015 and December 31, 2014.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first-in, first out (FIFO) cost or market basis. At March 31, 2015 raw materials on hand was $8,962 and finished product inventory was valued at $16,141.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the period ended March 31, 2015.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2015

(Unaudited)

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

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s short-term financial instruments, accounts payable and accrued liabilities and notes payable – related party, approximate fair value due to the relatively short period to maturity for these instruments.

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from our initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2015

(Unaudited)

The Company had the following potential common stock equivalents at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31. 2014
Stock Warrants (Exercise price - $.50/share) (see Note 5)	2,746,900	1,926,900
Total common stock equivalents	2,746,900	1,926,900

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

At March 31, 2015 and December 31, 2014, the Company did not record any liabilities for uncertain tax positions.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2015

(Unaudited)

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $5,587,185 and net cash used in operations of $802,993 for the period ended March 31, 2015.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from certain related parties, management and significant shareholders and through private placement of securities sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS AND COMMITMENTS

(A)	Notes Payable	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
(1)	Note Payable - related party	10%	Due on Demand	—	11,000
	Total			$—	$11,000

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2015

(Unaudited)

(1) During the year ended December 31, 2013, a board of director advanced $15,000 to the Company. The advance bears interest at 10%, was unsecured and due on demand. The outstanding note balance at March 31, 2015 was fully paid.

(B) Commitments

During the year ended December 31, 2013, the Company entered into a royalty agreement having a term of 75 years, with a principal stockholder and a relative of the principal stockholder, whereas the Company is required to pay royalty fees based on a percentage of gross sales. As of March 31, 2015, the Company advanced a total of $83,930 to offset future royalties to be earned. Sales requiring royalties of $467 have occurred as of March 31, 2015.

NOTE 5 – EQUITY

(A) Common Stock Issued for Cash

Period Ended March 31, 2015

The Company issued 2,507,000 shares of common stock for $1,253,500 ($0.50/share) and

6,250 shares of common stock for $25,000 ($4.00/share).

(B) Direct Offering Costs

Period Ended March 31, 2015

During the three months ended March 31, 2015, the Company issued 2,507,000 shares of common stock for $1,253,500 ($0.50/share) and issued 6,250 shares of common stock for $25,000 ($4.00/share) The Company paid direct offering costs of $95,500 (5% or 10% of gross proceeds). As a result of the offering, the Company also issued 189,000 fully vested, non-forfeitable warrants as a direct offering cost, which had no effect on the statement of stockholders’ equity and had a fair value of $87,355 (see Note 5(C) for additional details) based upon the following management assumptions:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.18% - 1.50%
Expected life of warrants	5 years

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2015

(Unaudited)

(C) Warrants issued for Services

Period Ended March 31, 2015

During the period ended March 31, 2015, the Company issued 631,000 fully vested, non-forfeitable warrants to employees and consultants for services having a fair value of $291,710 based upon the following management assumptions:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.46% - 1.76%
Expected life of warrants	5 years

(D) Warrants

The following is a summary of the Company’s warrant activity:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Number of Warrants	Exercise Price	(in Years)
Outstanding - December 31, 2014	1,926,900	0.50	4.6
Granted	820,000	0.50	5
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Outstanding - March 31, 2015	2,746,900	0.5	4.6

Exercisable - March 31, 2015	2,746,900	0.5	4.6

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2015

(Unaudited)

As of March 31, 2015:

			Weighted Average
Exercise	Warrants	Warrants	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.50	2,746,900	2,746,900	4.6 years
	2,746,900	2,746,900	4.6 years

(E) Common Stock Issued for Services

During the period ended March 31, 2015, the Company issued 100,000 shares of common stock to employees for services having a fair value of $50,000 ($0.50/share) based upon the most recent cash offering price.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2015 and May 5, 2015, the date the financial statements were available to be issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

Warrants

As a result of 6,250 shares issued under our second private placement in March 2015, the Company also issued 417 fully vested non-forfeitable warrants as direct offering costs, and 3,125 fully vested non-forfeitable warrants associated with the number of shares. These warrants had no net effect on the statement of stockholders’ equity and had a fair value of $1,683 based upon the following management assumptions:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.51%
Expected life of warrants	5 years

Board of Directors

On April 15, 2015, by unanimous approval of the Company’s Board of Directors, the following modifications were made to the Company’s By-Laws: 1) the date of the Company’s annual stockholder meeting date was changed from the second Wednesday of April to a date on or before October 31 of that fiscal year; 2) the notification period for a Board of Directors meeting was reduced from three to two business days; and 3) correction of certain typographical errors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained in Part I, Item 1 of this Quarterly Report. Please also refer to the Note About Forward Looking Statements for information on such statements contained in this Quarterly Report immediately preceding Item 1.

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on its two primary business segments: 1) BAM-FX, which is a cost effective, ionic nutrient delivery system for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant; and 2) Directed Selection, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the International Space Station. These novel stem cells, once developed, are expected to be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are executed through two active wholly owned subsidiaries. BAM Agricultural Solutions, Inc., (“BAM Inc.”) produces and sells our BAM-FX product, while Zero Gravity Life Sciences, Inc. (“ZGLS”) is responsible for our space research projects, life science applications of our technology and conducting research on future BAM product lines. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our performance and provide focus on our different business activities. Zero Gravity Solutions, Ltd. (“ZGSL”) is incorporated in England and is currently dormant.

The Company is currently focused on implementing a near-term revenue generation plan through the introduction of the Company’s first commercial product, BAM-FX, to the world’s agricultural markets. The Company conducted field trials on a variety of crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014. These trials showed exceedingly positive results including a significant increase in yield, quality and nutritional value in a variety of crops. Given the success of trials conducted in 2014, the Company expanded field applications with those trial participants during 2015. During the first quarter of 2015, the Company initiated in excess of 60 (sixty) trials on a variety of field crops, vegetables and fruits. Second season trials are underway with first year participants and additional trials commenced with initial participants. To support its commercial and field trial efforts, the Company has hired or contracted with qualified personnel for sales and marketing support, in field test research and toxicology services.

The Company opened a manufacturing facility during the third quarter of 2014 to supply product for trial and expected future product demand and began the commercial roll out of BAM-FX into the world’s agricultural markets. The Company conducted a complete regulatory review of the manufacturing operations during the first quarter of 2015 and is in the process of making certain policy and procedural changes to insure compliance with good manufacturing processes and regulatory requirements.

During the first quarter of 2015, the Company also conducted a review of its operating expenses and use of resources and determined that certain administrative and support costs were outside the scope of the 2015 business plan. Accordingly, the Company made reductions in personnel and curtailed operations of ZGSL during April 2015. The Company expects to redirect those financial resources to BAM-FX trials and commercialization in North and South American markets for the remainder of 2015. The Company also expects to address European markets for BAM-FX at the time adequate resources are available and all local regulatory and import requirements are satisfied.

Although we have started and realized minimal product sales we anticipate that in the near term, ongoing expenses, including the costs associated with future preparation and filing of Securities and Exchange Commission reports and the expansion of our in field sales, marketing and technical personnel, will be funded primarily by proceeds from sales of our securities. On February 27, 2015, we closed an offering which commenced in March 2013 that raised a total of $4,448,297. We have since commenced a second offering of up to $5,000,000 of our securities.

We have generated only minimal revenues from our operations thus far and expect that product sales will increase considerably during the third and fourth quarters of 2015. The sales cycle for BAM-FX in agricultural markets is generally two years because a customer generally will not purchase our product without testing the product over two consecutive growing seasons to assess the product’s consistent performance and quantifying the benefits on crop yields. During 2014, we commenced numerous grower trials on numerous crops and are now in the second year of testing the benefits of applying BAM-FX on those same crops. Initial results of the second season trials are favorable which we believe will result in revenue from sales in the late third and the fourth quarter 2015 as growers see crop improvement from BAM-FX and begin to purchase inventory for the next growing season. We cannot, however, guarantee we will be successful in generating significant revenue in 2015 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute on our 2015 business plan and realize revenues expected.

Results of Operations

	For the three-months ended
	31-Mar-15	31-Mar-14	$ Change	% Change

General and administrative expenses	$1,100,242	$551,340	$548,902	99.6%

Loss from Operations	(1,100,242)	(551,340)	548,902	99.6%

Other Income / (Expense)	(1,282)	(572)	(710)	124.2%

Net Loss	$(1,101,524)	$(551,912)	$(549,612)	99.6%

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.01)	50.0%

General and administrative expense increased by $566,576 to $1,092,142 for the first quarter of 2015 compared to $525,566 for the first quarter of 2014, an increase of 107.8%, primarily due to an increase in personnel, consultant and professional expenses related to public company filing requirements and compliance, an increase in sales, marketing and technical consultant expenses including related travel expenses to handle commercial product introduction through second year and additional initial field trials of BAM-FX with growers and an increase in personnel expenses for the operation of our manufacturing facility. Noncash equity compensation paid to consultants, board members and employees included in general and administrative expense was $341,710 for the three months ended March 31, 2015, an increase of $175,180 or 105% compared to $166,530 for the three months ended March 31, 2014.

Research and development expense, included in general and administrative expenses, decreased $17,674 to $8,100 during the first quarter of 2015 from $25,774 during the first quarter of 2014. The decrease is primarily due to a decrease in the expense of academic studies performed on BAM-FX .

Net loss for the first quarter 2015 of $1,101,524 represents an increase of $549,612 from a net loss of $551,912 for the first quarter of 2014. The increase in net loss is due to the increase in general and administrative expense for the three months ended March 31, 2015 of $555,011 compared to the three months ended March 31, 2014, as discussed above.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 increased by $361,631 to $802,593 from $440,962 for the three months ended March 31, 2014. The increase in net cash used in operating activities is primarily due to an increase in net loss of $549,612 offset by non-cash common stock and warrants issued for services of $25,000 and $150,180, respectively

Net Cash Used in Investing Activities

Net cash used in investing activities for the period ended March 31, 2015 increased slightly over March 31, 2014, consisting of cash paid to purchase equipment of $2,864 and $2,838, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $799,013 to $1,137,113 for the three months ended March 31, 2015 from $338,100 for the three months ended March 31, 2014. The increase in net cash provided by financing activities is due primarily to an increase in the proceeds from the sale of common stock of $880,500, net of an increase in offering costs from the sale of common stock of $61,600, a decrease of $15,000 on repayment on notes payable to a related party, partially offset by an increase of $34,887 of payments on notes payable.

Liquidity and Capital Resources

We expect to incur significant expenses and increasing operating losses for the foreseeable future. Specifically, we estimate that the research and development and related costs associated with the execution of our 2015 business plan will exceed $250,000 per month, an increase in connection with our ongoing field trial activities and the administrative expenses of our registration with the Securities and Exchange Commission (“SEC”).

We filed a registration statement on Form 10 with the SEC that became effective in February 2015 and requires us to operate as a fully reporting public company. We expect to incur additional costs associated with operating as a fully reporting public company, which we expect will total approximately $165,000 during the initial twelve month period. Accordingly, we have acknowledged the need to obtain additional funding to operate the Company and have continued to raise funds in a secondary private offering subsequent to our offering which closed February 27, 2015.

Fundraising

On February 27, 2015, we closed an offering that had commenced in March 2013. This offering raised a total of $4,448,297 and we issued 8,896,594 shares of our Common Stock pursuant to it. For the first quarter of 2015, the Company received $1,278,500 gross proceeds from the sale of its Common Stock and paid $95,500 of associated offering costs.

Beginning on March 16, 2015, we commenced an offering of units of our securities (“Units”) to certain accredited and non-accredited investors at $4 per Unit, each Unit consisting of one share of our common stock and a warrant to purchase one half share of our common stock at $6 per share. During the quarter ended March 31, 2015, pursuant to this offering, the Company sold 6,250 shares of our common stock and warrants to purchase 3,125 shares of our common stock at $6 per share for an aggregate proceeds of $25,000. The Company subsequently determined to terminate the offering in May 2015.

Adequate additional financing may not be realized from an offering or otherwise be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability and we may never do so.

Cash on Hand

As of March 31, 2015, the Company had a cash balance of $577,772, as compared to December 31, 2014, when the Company had a cash balance of $253,677.

Total assets were $920,487 and $588,229 at March 31, 2015 and December 31, 2014, respectively. Working capital, defined as total current assets less total current liabilities was $595,989 and $215,768 at March 31, 2105 and December 31, 2014, respectively. The increase in working capital during the period was primarily due to proceeds from the sale of common stock, net of offering expenses, of $1,183,000 offset by net cash used in operating activities of $802,596. Total stockholders’ equity increased by $415,625 to $732,247 at March 31, 2015 from $316,622 at December 31, 2104.

Outlook

Required Capital Over the Next Fiscal Year

We do not believe that we can accurately predict revenues and cash flow at this time due to the fact that our product, BAM-FX, is new in the agricultural markets. We will need additional funding to cover 2015 expenses. Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we estimate that our current capital will be sufficient to cover our operating costs through the end of June 2015.

The sales cycle for our product BAM-FX in agriculture markets is generally two growing seasons. We are in the second season of introducing BAM-FX as a commercial product and believe that positive trial results on growers’ crops will result in product sales to those growers during the third and fourth quarters of 2015. Due to our current trial activities, we expect that the cost of conducting BAM-FX field trials with growers will increase during the second and third quarters of 2015 as the Company has increased the number of trials undertaken and will increase spending for that purpose. We anticipate the need to raise an additional $2,500,000 to $3,000,000 to fund our operations through the end of 2015. Our long-term fundraising needs are currently undetermined due to the uncertain nature of our revenues, but we anticipate that our operations should be fully self-sufficient during the fourth quarter of 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 1.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any current or pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Each of the below transactions were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

From March 2013 until February 27, 2015, the Company participated in a continuous offering of up to 8,896,594 of its shares of Common Stock to accredited and non-accredited investors. Under this offering, the Company had issued 8,896,594 shares and received a total of $4,448,297, of which $1,278,500 was received in the first quarter of 2015.

Beginning on March 16, 2015, we commenced an offering of units of our securities (“Units”) to certain accredited and non-accredited investors at $4 per Unit. Each Unit consisted of one share of our common stock and a warrant to purchase one half share of our common stock at $6 per share. Pursuant to this offering, the Company sold 6,250 shares of our common stock and warrants for the purchase of 3,125 shares of our common stock at $6 per share for an aggregate amount of $25,000. The Company subsequently determined to terminate the offering in May 2015.

During the quarter ended March 31, 2015, the Company issued 100,000 shares of common stock and 631,000 fully vested, non-forfeitable warrants to employees, directors and consultants for services.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

During the first quarter of 2015, the Company conducted a review of its operating expenses and use of resources and determined that certain administrative and support costs were outside the scope of the 2015 business plan. Accordingly, ZGSL terminated its employment agreement with Hugh Chambers, its Managing Director and curtailed operations during April 2015. The Company expects to redirect those financial resources to BAM-FX trials and commercialization in North and South American markets for the remainder of 2015.

Item 6. Exhibits

31.2	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: May 15, 2015	By:	/s/ Glenn A. Stinebaugh
Glenn A. Stinebaugh, Acting Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Timothy A. Peach
Timothy A. Peach, Chief Financial Officer
(Principal Accounting Officer)

