Form 10-Q
period 2015-06-30
Zero Gravity Solutions, Inc.
filed 2015-08-14
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2015, the issuer had 33,825,597 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014

ASSETS

CURRENT ASSETS

Cash	$20,440	$253,677
Prepaid Expenses	445,727	213,781
Accounts Receivable	350	1,325
Inventory	25,393	18,592

Total Current Assets	491,910	487,375

Property and Equipment - net	56,374	44,142

OTHER ASSETS

Deposit	6,756	6,356
Advance on Future Royalties - Related Parties	102,370	50,356

TOTAL ASSETS	$657,410	$588,229

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$366,888	$155,960
Notes Payable Related Party	-	11,000
Notes Payable	34,873	104,647
Total Current Liabilities	401,761	271,607

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized, at $0.001 par value, 33,715,097 and 30,844,597 shares issued and outstanding, respectively	33,715	30,845
Common stock to be issued	-	25,000
Additional paid-in capital	7,129,108	4,748,285
Accumulated other comprehensive loss	(9,786)	(1,847)
Accumulated deficit	(6,897,388)	(4,485,661)

Total Stockholders' Equity	255,649	316,622

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$657,410	$588,229

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

	Three Months Ended	Three Months Ended	YTD Ended	YTD Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

REVENUE
Sale of Goods	$82,965	$-	$82,965	$-

Total Revenue	82,965	-	82,965	-

COST OF REVENUE
Cost of Goods Sold	7,583	-	7,583	-
Royalty Expense	4,265	-	4,265	-

Total Cost of Revenue	11,848	-	11,848	-
GROSS PROFIT	71,118	-	71,118	-
	.	.	.
OPERATING EXPENSES

General and Administrative	1,375,222	511,865	2,467,364	1,037,431
Research and Development	4,816	51,497	12,916	77,271

Total Operating Expenses	1,380,037	563,362	2,480,280	1,114,702

LOSS FROM OPERATIONS	(1,308,920)	(563,362)	(2,409,162)	(1,114,702)

OTHER EXPENSES
Interest Expense	(1,282)	(401)	(2,565)	(973)

Total Other Income (Expenses)	(1,282)	(401)	$(2,565)	$(973)

NET LOSS	$(1,310,202)	$(563,763)	$(2,411,727)	$(1,115,675)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.02)	(0.07)	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	33,529,281	26,804,615	33,037,091	26,488,232

OTHER COMPREHENSIVE LOSS
Net Loss	(1,310,202)	(563,763)	(2,411,727)	(1,115,675)
Foreign currency translation loss	(379)	(3,259)	(7,939)	(3,730)

COMPREHENSIVE LOSS	$(1,310,581)	$(567,022)	$(2,419,666)	$(1,119,405)

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,411,727)	$(1,115,675)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	3,349	413
Common stock issued for services	452,000	25,000
Warrants issued for services	723,695	273,801
Imputed interest - related party	-	33
Changes in operating assets and liabilities:
Receivables	975	-
Prepaids	(231,946)	(8,596)
Advance on future royalties - related parties	(52,013)	(16,000)
Inventory	(6,802)	(15,863)
Deposit	(400)	(2,226)
Accounts payable and accrued liabilities	210,928	(5,883)
Accrued interest	-	(1,143)

Net Cash Used in Operating Activities	(1,311,941)	(866,139)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to purchase equipment	(15,582)	(3,017)

Net Cash Used in Investing Activities	(15,582)	(3,017)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(69,775)	-
Repayment on notes payable - related party	(11,000)	(26,000)
Proceeds from sale of common stock	1,278,500	678,000
Payment of offering costs	(95,500)	(54,900)

Net Cash Provided by Financing Activities	1,102,225	597,100

EFFECT OF EXCHANGE RATES ON CASH	(7,939)	(3,730)

NET (DECREASE) INCREASE IN CASH	(233,236)	(275,786)

CASH AT BEGINNING OF PERIOD	253,677	292,935

CASH AT END OF PERIOD	$20,440	$17,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued as direct offering costs	$185,103	$53,225
Forgiveness of debt and accrued interest by a related party	$-	$-
Subscription receivable	$-	$-

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2015

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

The Company’s mission is to improve life on earth by applying intellectual property and technology designed for and derived from six NASA enabled flights over the last five years through utilization of the unique long-term microgravity environment platform of the International Space Station (ISS). The Company’s initial projects are directed to providing solutions to critical world food crop challenges.

Further, the Company is focused on industrializing and commercializing scientific breakthroughs in the area of patentable stem cell technologies through developing advances in plant, animal and human biology based on intellectual property designed for and derived from multiple experiments on the ISS.

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2015, are not necessarily indicative of results for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2015 and December 31, 2014.

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

Inventory

Inventory is valued on a lower of first-in, first out (FIFO) cost or market basis. At June 30, 2015 raw materials on hand was $9,946 and finished product inventory was valued at $15,447

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the period ended June 30, 2015.

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

JUNE 30, 2015

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2015

(Unaudited)

The Company had the following potential common stock equivalents at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31. 2014
Stock Warrants (Exercise price - $.50/share) (see Note 5)	2,796,900	1,926,900
Stock Warrants (Exercise price - $3.00/share) (see Note 5)	188,750	0
Total common stock equivalents	2,985,650	1,926,900

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

At June 30, 2015 and December 31, 2014, the Company did not record any liabilities for uncertain tax positions.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2015

(Unaudited)

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $6,897,388 and net cash used in operations of $1,311,941 for the period ended June 30, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS AND COMMITMENT

(A)	Notes Payable

		Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
(1)	Note Payable - related party	10%	Due on Demand	—	11,000
	Total			$—	$11,000

(1) During the year ended December 31, 2013, a board of director advanced $15,000 to the Company. The advance bears interest at 10%, was unsecured and due on demand. The outstanding note balance at June 30, 2015 was fully paid.

(B) Commitments

During the year ended December 31, 2013, the Company entered into a royalty agreement having a term of 75 years, with a principal stockholder and a relative of the principal stockholder, whereas the Company is required to pay royalty fees based on a percentage of gross sales. As of June 30, 2015, the Company advanced a total of $102,370 to offset future royalties to be earned. Sales requiring royalties of $82,965 have occurred as of June 30, 2015.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2015

(Unaudited)

NOTE 5 – EQUITY

(A) Common Stock Issued for Cash

Period Ended June 30, 2015

The Company issued 2,507,000 shares of common stock for $1,253,500 ($0.50/share) and 12,500 shares of common stock for $25,000 ($2.00/share).

(B) Direct Offering Costs

Period Ended June 30, 2015

During the six months ended June 30, 2015, the Company issued 2,507,000 shares of common stock for $1,253,500 ($0.50/share) and issued 12,500 shares of common stock for $25,000 ($2.00/share) The Company paid direct offering costs of $95,500 (5% or 10% of gross proceeds). As a result of the offering, the Company also issued 189,000 fully vested, non-forfeitable warrants with an exercise price of $0.50 per common share as a direct offering cost, which had no effect on the statement of stockholders’ equity and had a fair value of $88,390 (see Note 5(G) for additional details) based upon the following management assumptions:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	157.54%
Risk free interest rate	1.18% - 1.50%
Expected life of warrants	5 years

As a result of the offering, the Company also issued 1,250 fully vested, non-forfeitable warrants at an exercise price of $3.00 per common share as a direct offering cost, which had no effect on the statement of stockholders’ equity and had a fair value of $2,384 (see Note 5(G) for additional details) based upon the following management assumptions:

Exercise price	$3.00
Expected dividends	0%
Expected volatility	184.20%
Risk free interest rate	1.69%
Expected life of warrants	5 years

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2015

(Unaudited)

(F) Warrants issued for Services

Period Ended June 30, 2015

During the period ended June 30, 2015, the Company issued 681,000 fully vested, non-forfeitable warrants at an exercise price of $0.50 per common share to employees and consultants for services having a fair value of $389,907 based upon the following management assumptions:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	157.54-184.20%
Risk free interest rate	1.29% - 1.69%
Expected life of warrants	5 years

During the period ended June 30, 2015, the Company issued 175,000 fully vested, non-forfeitable warrants at an exercise price of $3.00 per common share to employees and consultants for services having a fair value of $333,790 based upon the following management assumptions:

Exercise price	$3.00
Expected dividends	0%
Expected volatility	184.20%
Risk free interest rate	1.57% - 1.69%
Expected life of warrants	5 years

(G) Warrants

The following is a summary of the Company’s warrant activity:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Number of Warrants	Exercise Price	(in Years)
Outstanding - December 31, 2014	1,926,900	0.50	3.7
Granted	870,000	0.50	4.6
Granted	188,750	3.00	4.9
Exercised
Cancelled/Forfeited
Outstanding - June 30, 2015	2,985,650	0.60	4.0

Exercisable - June 30, 2015	2,985,650	0.60	4.0

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2015

(Unaudited)

As of June 30, 2015:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.50	2,796,900	2,796,900	3.9 years
$3.00	188,750	188,750	4.9 years
	2,985,650	2,985,650	4.0 years

(H) Common Stock Issued for Services

During the period ended June 30, 2015, the Company issued 150,000 shares of common stock having a fair value of $75,000 ($0.50/share) and 201,000 shares of stock having a fair value of $402,000 ($2.00/share) based upon the most recent cash offering price to employees and consultants for services, of which $350,181 is recorded as prepaid expense.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2015 and August 13, 2015, the date the financial statements were available to be issued.

Warrants Associated with Offering Costs

As a result of 110,000 shares issued under our new private placement, the Company also issued 18,450 fully vested non-forfeitable warrants as direct offering costs,  and 110,000 fully vested non-forfeitable warrants associated with the number of shares. These warrants had no net effect on the statement of stockholders’ equity and had a fair value of $245,007 based upon the following management assumptions:

Exercise price	$3.00
Expected dividends	0%
Expected volatility	184.20%
Risk free interest rate	1.52-1.68%
Expected life of warrants	5 years

Related Party Transactions

On July 17, 2015, the Company executed a $500,000 Promissory Note with a member of the Board or Directors. The Note is unsecured and bears interest of 8.5% per annum with interest payable quarterly. The Note shall be repaid in full by July 16, 2016. The Company may prepay all outstanding principal and interest before July 16, 2016 without penalty. As additional consideration, the Company issued five year cashless warrants to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on its two primary business segments: 1) BAM-FX, which is a cost effective, ionic nutrient delivery system for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant; and 2) Directed Selection, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the International Space Station. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are separated between two primary wholly owned subsidiaries. Bam Agricultural Solutions, Inc., (“BAM”), oversees product introduction and business development through in-field trials with crop growers, produces and sells our BAM-FX product. Zero Gravity Life Sciences Inc. (“ZGLS”) is responsible for any space research projects, life science applications of our technology and conducting research on future BAM product lines. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our performance and provide focus on our different business activities. A separate wholly owned subsidiary, Zero Gravity Solutions, LTD (ZGSLtd) is domiciled in England and is in charge of European market and business development. ZGSLtd is currently inactive.

The Company is currently focused on its near-term revenue generation plan through the introduction of the Company’s first commercial product, BAM-FX, to the world’s agricultural markets. The Company conducted field trials on a variety of crops in laboratory and academic settings as well as in-field applications on grower/end-user crops during 2014. These trials showed exceedingly positive results including a significant increase in yield, quality and nutritional value in a variety of crops. Given the success of trials conducted in 2014, the Company expanded field applications with those trial participants during 2015. During the first six months of 2015, the Company initiated in excess of 60 (sixty) trials on a variety of field crops, vegetables and fruits. Second season trials are underway with first year participants and additional trials commenced with initial participants. The number of trials on grower/end-user crops continues to expand in Midwest United States, California, Florida, Mexico and Guatemala. To support its commercial and field trial efforts, the Company has hired or contracted with certified crop advisors and qualified personnel for sales and marketing support, in field test research and toxicology services.

The Company opened a manufacturing facility during the third quarter of 2014 to supply product for trial and expected future product demand and began the commercial roll out of BAM-FX into the world’s agricultural markets. Manufacturing is conducted on an as needed batch process. The Company conducted a complete regulatory review of the manufacturing operations during the first quarter of 2015 and in the first six months of 2015 has made certain policy and procedural changes to insure compliance with good manufacturing processes and regulatory requirements. The Company continuously monitors regulatory requirements and conforms to changes in those regulatory requirements, as necessary. In addition, the Company is undertaking process changes at the manufacturing facility to insure each batch of BAM-FX is consistently of the highest quality.

During the second quarter of 2015, our chief scientist began developing new formulations of BAM-FX to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulation addresses known plant deficiencies of boron, manganese, magnesium and iron and is a combination of these elements. The new formulation has been tested by an independent laboratory, proving the existence of and ability to combine those elements in one solution. We expect limited trials of new formulations to commence during the second half of 2015.

During the first quarter of 2015, the Company conducted a review of its operating expenses and use of resources and determined that certain administrative and support costs were outside the scope of the 2015 business plan. Accordingly, the Company made reductions in personnel and curtailed operations of ZGSLtd during April 2015. The Company expects to redirect those financial resources to BAM-FX trials and commercialization in North and South American markets for the remainder of 2015. The Company also expects to address European markets for BAM-FX at the time adequate resources are available and all local regulatory and import requirements are satisfied.

Although we have started and realized minimal product sales we anticipate that in the near term, ongoing expenses, including the costs associated with future preparation and filing of “Securities and Exchange Commissions” SEC reports and the expansion of our in field sales, marketing and technical personnel, will be funded primarily by proceeds from sales of our securities. On February 27, 2015, we closed a private offering that commenced in March 2013 which raised a total of $4,448,297. We have since commenced an additional offering which, as of June 30, 2015, we have closed $25,000. .

On July 16, 2015, the Company executed a $500,000 Promissory Note with a Member of the Board of Directors, Michael T. Smith. The Promissory Note carries interest of 8.5% per annum, interest payable quarterly, payable one year from the execution date. The Company may prepay the obligation without prepayment penalty.

We have generated only minimal revenues from our operations thus far and expect that product sales will increase during the third and fourth quarters of 2015. The sale cycle for BAM-FX in agricultural markets is generally two years or two crop growing seasons with beneficial results. A customer generally will not purchase our product without testing the product over two consecutive growing seasons to assess the product’s consistent performance and quantifying the benefits on crop yields. During 2014, we commenced numerous grower trials on numerous crops and are now in the second year of testing the benefits of applying BAM-FX on those same crops. In 2015, we also initiated a number of trials with new growers, their first season of testing.

Initial results of the second season trials have been favorable. We believe the favorable tests will result in revenue from sales in the late third and the fourth quarter 2015 as growers see crop improvement from applying BAM-FX and begin to purchase inventory for the next growing season. We cannot, however, guarantee we will be successful in generating significant revenue in 2015 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute on our 2015 business plan and realize revenues expected.

Results of Operations

For the three-months ended
	30-June-15	30-June-14	$ Change	% Change

Revenue	$82,965	$-	$82,965	%

Cost of Revenue	11,848	-	11,848	%

Gross Profit	71,117	-	71,117	%

Operating Expenses	1,380,037	563,362	816,675	144.9%

Loss from Operations	(1,308,920)	(563,362)	745,558	132.3%

Other Income / (Expense)	(1,282)	(401)	(881)	219.8%

Net Loss	$(1,310,202)	$(563,763)	$(746,439)	132.4%

Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.02)	100.0%

For the six-months ended
	30-June-15	30-June-14	$ Change	% Change

Revenue	$82,965	$-	$82,965

Cost of Revenue	11,848	-	11,848

Gross Profit	71,118	-	71,118

Operating Expenses	2,480,280	1,114,702	1,365,578	122.5%

Loss from Operations	(2,409,162)	(1,114,702)	(1,249,458)	116.1%

Other Income / (Expense)	(2,565)	(973)	(1,592)	163.6%

Net Loss	$(2,411,727)	$(1,115,675)	$(1,296,052)	116.2%

Net loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.03)	75.0%

Revenue for the three months ended June 30, 2015 was $82,965 with no revenue recognized during the same period in 2014. Revenue for the six months ended June 30, 2015 was $82,965 with no revenue recognized during the same period in 2014. Revenue is typically generated from sales to growers who have completed trials in two crop-growing seasons with positive crop attributes from applying BAM-FX to their crops. During the three and six months ended June 30, 2014, the Company initiated trials of BAM-FX with a number of growers. Although those trials showed significant crop benefits, the Company did not obtain orders for BAM-FX until growers conducted second season trials showing similar or improved crop results.

Cost of revenue for the three and six month period ended June 30, 2015 was $11,848 with no cost of revenue reported during the same periods in the prior year.

Operating expense increased by $816,675 to $1,380,037 for the second quarter of 2015 compared to $563,362 for the second quarter of 2014, or 144.9%, primarily due to an increase in personnel, consultant and professional expenses related to public company filing requirements and an increase in sales, marketing and technical consultants to handle commercial product introduction through second year and additional initial field trials of BAM-FX with growers. Noncash equity compensation paid to consultants, board members and employees included in general and administrative expense was $833,985 for the three months ended June 30, 2015, an increase of $701,714 or 530.5% compared to $132,271 for the three months ended June 30, 2014.

Operating expense increased by $ 1,365,578 to $2,480,280 for the six months ended June 30, 2015 compared to $1,114,702 for the six months ended June 30, 2014, or 122.5%, primarily due to an increase in personnel, consultant and professional expenses related to public company filing requirements and an increase in sales, marketing and technical consultant expense for commercial product introduction, ongoing product trials and collection of and analysis of trial results. Noncash equity compensation paid to consultants, board members and employees included in general and administrative expense was $1,175,695 for the six months ended June 30, 2015, an increase of $876,894 or 295.5% compared to $298,801 for the six months ended June 30, 2014.

Research and development expense included in operating expense decreased $46,681 to $4,816 during the second quarter of 2015 from $51,497 during the second quarter of 2014 and decreased $64,355 to $12,916 from $77,271 during the six months ended June 30, 2015 and 2014 respectively. The decrease during both periods is primarily due to a decrease in the expense of academic studies performed on BAM-FX.

Net loss for the three months ended June 30, 2015 of $1,310,202 represents an increase of $746,439 from a net loss of $563,763 for the three months ended June 30, 2014. The increase in net loss is primarily due to the increase in general and administrative expense for the three months ended June 30, 2015 of $816,675 offset by an increase in gross profit realized during the period of $71,117 compared to $0 for the three months ended June 30, 2014. Net loss for the six months ended June 30, 2015 increased by $1,296,052 to $ 2,411,727 from net loss of $ 1,115,675 for the six months ended June 30, 2014. The increase in net loss is primarily due to the increase in general and administrative expense for the six months ended June 30, 2015 of $1,365,578 offset by an increase in gross profit realized during the period of $71,117 compared to $0 for the six months ended June 30, 2014.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 increased by $445,802 to $1,311,941 from $866,139 for the six months ended June 30, 2014. The increase in net cash used in operating activities is primarily due to an increase in net loss of $1,296,052 offset by increases in non cash expense from common stock and warrants issued for services of $427,000 and $449,894, respectively, and changes in operating assets and liabilities including an increase in accounts payable and accrued liabilities of $216,811 and a decrease in prepaid expense of $223,350.

Net Cash Used in Investing Activities

Net cash used in investing activities for the period ended June 30, 2015 increased slightly over June 30, 2014, consisting of cash paid to purchase equipment of $15,582 and $3,017, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $505,125 to $1,102,225 for the six months ended June 30, 2015 from $597,100 for the six months ended June 30, 2014. The increase in net cash provided by financing activities is due primarily to an increase in the proceeds from the sale of common stock of $600,500, offset by an increase in offering costs from the sale of common stock of $40,600 and an increase of $69,774 on payments of notes payable.

Liquidity and Capital Resources

We expect to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2015 business plan may exceed $250,000 per month primarily due to an increase in connection with our ongoing field trial activities and the costs of developing markets for the sale of our product, BAM-FX.

We filed a registration statement on Form 10 with the SEC that became effective in February 2015 and requires us to operate as a fully reporting public company. We expect to incur additional costs associated with operating as a fully reporting public company, which we expect will total approximately $165,000 during the initial twelve month period. Accordingly, we have acknowledged the need to obtain additional funding to operate the Company and have continued to raise funds through a private offering.

On July 16, 2015, the Company executed a $500,000 Promissory Note with a Member of the Board of Directors, Michael T. Smith. The Promissory Note bears interest of 8.5% per annum, interest payable quarterly, payable one year from the execution date. The Company may prepay the obligation without prepayment penalty.

Adequate additional financing may not be realized from our private offering or otherwise be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability and we may never do so.

Fundraising

On February 27, 2015, we closed a private offering that commenced in March 2013 and raised a total of $4,448,297. We have since commenced an additional offering which, as of June 30, 2015, we have closed $25,000. For the second quarter of 2015, the Company received ]$25,000 in gross proceeds from the sale of units of its common stock and warrants to purchase its common stock and paid $2,500 of associated offering costs. For the first six months of 2015, the Company received $1,278,500 in gross proceeds from the sale of units of its common stock and warrants to purchase its common stock and paid $95,500 of associated offering costs.

Cash on Hand

As of June 30, 2015, the Company had a cash balance of $20,440 as compared to December 31, 2014, when the Company had a cash balance of $253,677.

Total assets were $657,410 and $588,229 at June 30, 2015 and December 31, 2014, respectively. Working capital, defined as total current assets less total current liabilities, was $90,149 and $215,768 at June 30, 2015 and December 31, 2014, respectively. The decrease in working capital during the period was primarily due to proceeds from the sale of common stock, net of offering expenses and payments of notes payable, of $1,102,225 offset by net cash used in operating activities of $1,311,941 and purchases of equipment of $15,582. Total stockholders’ equity decreased by $60,973 to $255,649 at June 30, 2015 from $316,622 at December 31, 2104.

Outlook

Required Capital Over the Next Fiscal Year

We do not believe that we can accurately predict revenues and cash flow at this time due to the fact that our product, BAM-FX, is new in the agricultural markets. We will need additional funding to cover 2015 expenses. Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we estimate that our current capital will be sufficient to cover our operating costs through the end of September 2015.

The sales cycle for our product BAM-FX in agriculture markets is generally two growing seasons. We are in the second season of introducing BAM-FX as a commercial product and believe that positive trial results on growers’ crops will result in product sales to those growers during the third and fourth quarters of 2015. We expect that the cost of developing markets for the sale of our product, BAM-FX and ongoing BAM-FX field trials with growers will increase slightly over our current year to date costs during the third and fourth quarter of 2015. We anticipate the need to raise an additional $1,000,000 to $2,000,000 to fund our operations through the end of 2015. Our long-term fundraising needs are currently undetermined due to the uncertain nature of our revenues, but we anticipate that our operations could be fully self-sufficient by the end of the fourth quarter of 2015.

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

During May 2015, we commenced an offering with a new private offering of up to $5,000,000 of our securities. The $5,000,000 offering consists of 2,500,000 Units at $2 per Unit made up of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $3. The Company executed a side letter to investors in the original offering to retroactively adjust the terms of the original offering with the terms of the new offering. Through August 13, 2015, the Company issued 122,500 shares of common stock and 122,500 warrants to purchase pursuant to this offering.

During the six months ended June 30, 2015, the Company issued 351,000 shares of common stock and 868,500 fully vested, non-forfeitable warrants to employees, directors and consultants for services.

On July 16, 2015, Michael T. Smith, a member of the Company’s Board of Directors, made an unsecured loan (the “Loan”) to the Company in the principal face amount of $500,000. The Company issued Mr. Smith a promissory note bearing interest at the rate of 8.5% per annum, such interest being payable by the Company to Mr. Smith quarterly. The Loan shall be repaid in full by the Company, plus all unpaid interest, by July 16, 2016 (“Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or premium. As additional consideration for the Loan, Mr. Smith also received a five-year cashless warrant to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: August 14, 2015	By:	/s/ Glenn A. Stinebaugh
Glenn A. Stinebaugh, Acting Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Timothy A. Peach
Timothy A. Peach, Chief Financial Officer
(Principal Accounting Officer)

