Form 10-Q
period 2015-09-30
Zero Gravity Solutions, Inc.
filed 2015-11-20
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-55345

ZERO GRAVITY SOLUTIONS, INC.
(Exact name of business as specified in its charter)

NEVADA	46-1779352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 NW SPANISH RIVER BOULEVARD, SUITE 101, BOCA RATON, FLORIDA 33431

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 20, 2015, the issuer had 36,537,097 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	2

Item 1. Consolidated Financial Statements (unaudited)	2

Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	2

Consolidated Statement of Operations and Other Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	3

Consolidated Statements of Stockholders' Equity (Deficit) for the Nine Months Ended September 30, 2015 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	5

Notes To Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative & Qualitative Disclosures about Market Risks	20

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	21

Item 5. Other Information	21

Item 6. Exhibits	21

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

▪	the growth of our business and revenues and our expectations about the factors that influence our success;

▪	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;

▪	our plans for our BAM-FX and the strategy and timing of sales plans and regulatory approvals;

▪	our belief about our sales growth and growth of our business and research capabilities;

▪	our belief regarding when and if we will be able to have sufficient revenues to fund operations

▪	our ability to obtain funding and the sufficiency of our sources of funding;

▪	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;

▪	fluctuations in our capital expenditures;

▪	our plans for potential business partners and other business relationships;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our Registration Statement on Form 10-12g filed with the U.S. Securities and Exchange Commission (“SEC”) as amended, and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of assets, bad debts, impairment, stock based compensation, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Unless we have indicated otherwise or the context otherwise requires, references in the prospectus to “Zero Gravity,” “ZGSI,” the “Company,” “we,” “us” and “our” or similar terms are to Zero Gravity Solutions, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$34,815	$253,677
Accounts Receivable	70,472	1,325
Prepaid Compensation	223,831	130,448
Prepaid Expenses	26,643	83,333
Inventory	23,459	18,592

Total Current Assets	379,220	487,375

Property and Equipment - net	53,380	44,142

OTHER ASSETS

Deposit	6,756	6,356
Advance on Future Royalties - Related Parties	115,057	50,356

TOTAL ASSETS	$554,413	$588,229

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$411,833	$128,460
Deferred compensation, related party	12,500	27,500
Notes Payable - Related Party, net of discount of $179,913 and $0 respectively	320,087	11,000
Notes Payable	-	104,647
Total Current Liabilities	744,420	271,607
Commitments

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 100,000,000 shares authorized, at $0.001 par value, 33,907,097 and 30,844,597 shares issued and outstanding, respectively	33,908	30,845
Common stock to be issued	-	25,000
Additional paid-in capital	7,587,583	4,748,285
Accumulated other comprehensive loss	(9,786)	(1,847)
Accumulated deficit	(7,801,712)	(4,485,661)

Total Stockholders' Equity (Deficit)	(190,007)	316,622

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$554,413	$588,229

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
REVENUE
Sale of Goods	$75,647	$11,619	$158,611	$11,619
Total Revenue	75,647	11,619	158,611	11,619
COST OF REVENUE
Cost of Goods Sold	7,598	2,142	15,181	2,142
Royalty Expense	3,748	-	8,013	-
Total Cost of Revenue	11,346	2,142	23,194	2,142
GROSS PROFIT	64,301	9,477	135,417	9,477

OPERATING EXPENSES
General and Administrative	907,096	960,460	3,378,744	1,997,891
Research and Development	708	45,578	13,623	122,849
Total Operating Expenses	907,804	1,006,038	3,392,367	2,120,740
LOSS FROM OPERATIONS	(843,503)	(996,561)	(3,256,950)	(2,111,263)
OTHER EXPENSES
Interest Expense	(8,525)	(401)	(11,089)	(1,374)
Accretion of debt discount	(47,345)	-	(47,345)	-
Loss on disposition of asset	(667)	-	(667)	-
Total Other Income (Expenses)	(56,537)	(401)	$(59,101)	$(1,374)
NET LOSS	$(900,040)	$(996,962)	$(3,316,051)	$(2,112,637)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)	(0.11)	(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	33,893,005	27,939,445	33,307,333	26,979,701
OTHER COMPREHENSIVE LOSS
Net Loss	(900,040)	(996,962)	(3,316,051)	(2,112,637)
Foreign currency translation loss	-	(784)	(7,939)	(4,514)

COMPREHENSIVE LOSS	$(900,040)	$(997,746)	$(3,323,990)	$(2,117,151)

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

							Accumulated
					Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Deficit t	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	Equity/(Deficit)

Balance, January 1, 2015	30,844,597	$30,845	50,000	25,000	$4,748,285	$(4,485,661)	$(1,847)	$316,622

Common stock issued for cash , net of offering costs of $117,000	2,711,000	2,711			1,388,789		-	1,391,500

Common stock issued for services	351,500	352			477,648		-	478,000

Warrants issued for services	-	-			745,603	-	-	745,603

Warrants issued for loan costs	-	-			227,258	-	-	227,258

Common stock to be issued for services			(50,000)	(25,000)		-	-	(25,000)

Foreign currency translation adjustment	-	-			-	-	(7,939)	(7,939)

Net loss for the nine month period ended September 30, 2015	-	-	-	-	-	(3,316,051)	-	(3,3,316,051)

Balance, September 30, 2015	33,907,097	$33,908	-	-	$7,587,583	$(7,801,712)	$(9,786)	$(190,007)

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,316,051)	$(2,112,637)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	5,523	698
Common stock issued for services	390,500	402,500
Warrants issued for services	594,272	484,694
Warrants Amortization of Debt Acquisition costs	47,345	-
Loss on Sale of asset	667	-
Imputed interest - related party	-	33
Other non-cash items
Warrants issued for prepaid services	151,331	-
Common Stock issued for prepaid services	62,500	-
Changes in operating assets and liabilities:
Receivables	(69,147)	(6,326)
Prepaid Expenses	56,690	(125,417)
Prepaid Compensation	(93,383)	-
Advance on future royalties - related parties	(64,701)	(24,000)
Inventory	(4,867)	(19,443)
Deposit	(400)	(6,356)
Due from related party	-	(11,294)
Accounts payable	274,470	(60,193)
Deferred compensation related party	(15,000)	27,500
Accrued interest	8,903	1,708

Net Cash Used in Operating Activities	(1,971,348)	(1,448,533)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to purchase equipment	(15,428)	(22,223)

Net Cash Used in Investing Activities	(15,428)	(22,223)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(104,647)	-
Repayment on notes payable - related party	(11,000)	(27,000)
Notes Payable – related party	500,000	-
Proceeds from sale of common stock	1,508,500	1,521,800
Payment of offering costs	(117,000)	(89,440)

Net Cash Provided by Financing Activities	1,775,853	1,405,360

EFFECT OF EXCHANGE RATES ON CASH	(7,939)	(4,514)

NET (DECREASE) INCREASE IN CASH	(218,862)	(69,910)

CASH AT BEGINNING OF PERIOD	253,677	292,935

CASH AT END OF PERIOD	$34,815	$223,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$3,420	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with debt – related party	$227,258	$-
Warrants issued as direct offering costs	$110,794	$53,225

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION, HISTORY AND NATURE OF OPERATIONS

Zero Gravity Solutions, Inc. (the “Company”) is focused on industrializing and commercializing scientific breakthroughs in the area of patentable stem cell technologies through developing advances in plant, animal and human biology based on intellectual property designed for and derived from multiple experiments on the ISS. The Company’s mission is to improve life on earth by applying intellectual property and technology designed for and derived from six NASA enabled flights over the last five years through utilization of the unique long-term microgravity environment platform of the International Space Station (ISS). The Company’s initial projects are directed to providing solutions to critical world food crop challenges.

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

On January 11, 2013, the Company amended its Articles of Incorporation to change its name to Zero Gravity Solutions, Inc. (“the Company”) (“ZGSI”), pursuant to the acquisition of intellectual property on December 3, 2012. On October 29, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Zero Gravity Solutions, Inc., which had no operations through December 31, 2013. On December 16, 2013, the Company acquired 100% of Zero Gravity Solutions, Ltd. (“ZGSL”). This was a dormant U.K. company, which had no operations prior to acquisition and through August 7, 2014.

On September 13, 2014, the Company formed its wholly-owned subsidiary in the State of Florida, Bam Agricultural Solutions, Inc. On August 19, 2014, the Company formed its wholly-owned subsidiary in the U.K., Bam Agricultural Solutions, Ltd. On December 17, 2014, the Company formed its wholly-owned subsidiary in the State of Florida, Zero Gravity Life Sciences, Inc.

On August 7, 2015, the Company resolved to terminate its UK subsidiaries and their operations, which will be transferred to a US entity. Zero Gravity Solutions, Ltd and Bam Agricultural Solutions, Ltd. will be closed by December 31, 2015.

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2015, are not necessarily indicative of results for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventory is valued on a lower of first-in, first out (FIFO) cost or market basis. At September 30, 2015 raw materials was $12,302 and finished product was valued at $11,157. At December 31, 2014, raw materials was $13,173 and finished product was $5,419.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the three and nine months periods ended September 30, 2015 and 2014.

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable and notes payable approximate fair value due to the relatively short period to maturity for these instruments. The fair value of the Company’s notes payable-related party is not practical to estimate due to the related party nature of the underlying transaction.

Revenue recognition and accounts receivable:

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Revenues are recorded less a reserve for estimated product returns and allowances, which to date has not been significant. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely effected.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

The Company extends credit to customers generally without requiring collateral. At September 30, 2015, two customers accounted for 51% and 42% of total accounts receivable, respectively. During the nine months ended September 30, 2015, two customers accounted for the total net sales, each representing 54% and 23%, respectively. At December 31, 2014, one customer accounted for 100% of accounts receivable.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. A financial decline of any one of the Company's large clients could have an adverse and material effect on the collectability of receivables and thus the adequacy of the allowance for doubtful accounts receivable. Increases in the allowance are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company's statements of operations. Write-offs of uncollectible accounts are charged against the allowance.  No allowance for doubtful accounts was recorded at September 30, 2015 or December 31, 2014.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

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

Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 3,545,600 shares and 1,926,900 shares for each of the three and nine-month periods ended September 30, 2015 and 2014, respectively), would be to decrease the net loss per share.

Research and Development

Research and development costs are charged to expenses as incurred.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax basis of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

At September 30, 2015 and December 31, 2014, the Company did not record any liabilities for uncertain tax positions.

Reclassifications

Certain reclassifications have been made to prior year information to conform with the current year presentation.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change.

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after December 31, 2015. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

NOTE 3 – GOING CONCERN AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $7,801,712, a working capital deficit of $365,200 and net cash used in operations of $1,971,348 for the period ended September 30, 2015. To date, the Company has in large part relied on debt and equity financing to fund its operations.

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

In October 2015, the Company executed a private placement memorandum whereby authorizing the Company to raise $10,000,000 for a price per unit of $1.25. As of November 20, 2015, the Company has received proceeds of $3,542,500 under the offering, representing 2,834,000 shares and warrants to purchase 2,834,000 shares of common stock at an exercise price of $2.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

In July 2015, a director advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, payable quarterly, and is due in July 2016. In connection with the note payable, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. As of September 30, 2015, accretion of the debt discount of $47,345 was recorded in Other Expenses on the Statement of Operations.

During 2013, a director advanced $15,000 to the Company. The advance bore interest at 10%, was unsecured and due on demand. The outstanding note balance was paid in full during the nine-months ended September 30, 2015.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

Royalty Agreement

In 2013, the Company entered into a royalty agreement with a principal stockholder and a relative of the principal stockholder. The agreement has a term of 75 years, requires a minimum monthly royalty payment of $5,000 to be offset by future royalty obligations, and has a rate of 5% of gross sales, as defined. As of September 30, 2015 and 2014, the Company has an advanced royalty of $115,057 and $50,356 to be offset by future royalty obligations.

Sales subject to the royalty agreement were $75,647 and $158,611 for the three and nine-month periods ended September 30, 2015, respectively. Sales subject to the royalty agreement were $11,619 for the three and nine-month periods ended September 30, 2014.

Consulting Agreement

During March 2015, the Company entered into a consulting agreement with a director. The agreement had a term of 6 months and required payments of $200,000. Approximately $67,000 and $200,000 were recorded as a component of general and administrative expense on the Statement of Operations for the three and nine-months ended September 30, 2015, respectively.

NOTE 5 – EQUITY

Common Stock

Private placement offerings

During the nine month period ended September 30, 2015, the Company issued 2,711,000 shares of common stock and warrants to purchase 204,000 shares of common stock under two private placement memorandums.

In February 2015, the Company completed an offering of 2,507,000 shares of common stock for $0.50. Gross proceeds were $1,253,000, net of offering costs of $117,000. In connection with the offering, the Company issued 189,000 fully vested, non-forfeitable warrants with an exercise price of $0.50 per common share to the placement agent. The placement agent warrants had a fair value of $87,346 calculated utilizing the Black-Scholes model with the following management assumptions: expected dividends of 0%, volatility of 157.54%, risk free interest rates of 1.18% - 1.50%, and expected life of the warrant of 5 years.

In May 2015, the Company began selling units under a private placement for $2 per unit. Each unit included one share of common stock and a warrant to purchase one share of common stock with an exercise price of $3. Subsequently, the Company modified the terms of the private placement to be $1.25 per unit. Each unit included one share of common stock and a warrant to purchase one share of common stock with an exercise price of $2. All units purchased under the original offering were adjusted to the same terms as the modified offering and the number of shares and warrants were proportionately adjusted. The effect of the modification was insignificant.

From June 2015 through September 2015, the Company issued 204,000 shares of common stock and warrants to purchase 204,000 shares of common stock for $1.25 per unit. Proceeds from the offering were $255,000. The warrants were valued at $257,500 based on the Black-Scholes calculation. The fair value of the warrants was calculated utilizing the Black-Scholes model with the following management assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rates of 1.37% - 1.69%, and expected life of the warrants of 5 years. In connection with the offering, the Company issued 19,700 fully vested, non-forfeitable warrants with an exercise price of $2.00 per common share to the placement agent. The placement agent warrants had a fair value of $23,448 calculated utilizing the Black-Scholes model with the following management assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rates of 1.37% - 1.69%, and expected life of the warrant of 5 years.

Common stock issued for services

During the nine month period ended September 30, 2015, the Company issued for services, 150,000 shares of common stock at $0.50 per share with a value of $75,000 and 201,000 shares of stock at $2.00 per share with a value of $402,000. As of September 30, 2015 and December 31, 2014, $62,500 and $130,448, respectively were recorded as prepaid services. During the three months ended September 30, 2015, the company issued 500 shares of common stock for $2.00 per share.

Warrants

Warrants issued for services

During the nine month period ended September 30, 2015, the Company issued 1,056,000 fully vested, non-forfeitable warrants at an exercise price of $0.50 per common share to employees and consultants for services having a fair value of $644,406 based upon the following management assumptions: expected dividends of 0%, volatility of 157.54% - 184.2%, risk free interest rates of 1.29% - 1.69%, and expected life of the warrants of 5 years.

During the nine month period ended September 30, 2015, the Company issued 125,000 fully vested, non-forfeitable warrants at an exercise price of $2.00 per common share to employees and consultants for services having a fair value of $240,526 based upon the following management assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rates of 1.57% - 1.65%, and expected life of the warrants of 5 years.

During the three months ended September 30, 2015 no warrants were issued for services.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

The following is a summary of the Company’s warrant activity for the nine-months ended September 30, 2015:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Warrants	Exercise Price	(in Years)	Value
Outstanding - January 1, 2015	1,926,900	$0.50
Granted	1,943,700	1.04
Exercised
Cancelled/Forfeited
Outstanding and exercisable - September 30, 2015	3,870,600	$0.77	4.0	$2,378,900

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s stock price based on the outstanding private placement memorandum on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2015.

As of September 30, 2015, approximately $151,000 of unrecognized cost will be recorded over the next 6 months.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2015

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company issued 2,630,000 shares of common stock and warrants to issue 2,630,000 shares of common stock under the private placement. The Company also issued 198,225 fully vested non-forfeitable warrants to the placement agent. Gross proceeds from the issuances were $3,287,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited financial statements and related notes contained in Part I, Item 1 of this Quarterly Report. Please also refer to the Note About Forward Looking Statements for information on such statements contained in this Quarterly Report immediately preceding Item 1.

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

A separate wholly owned subsidiary, Zero Gravity Solutions, LTD (ZGS Ltd), domiciled in England, was engaged in European market and business development. During the first quarter of 2015, the Company conducted a review of its operating expenses and use of resources and determined that certain administrative and support costs were outside the scope of the 2015 business plan. Accordingly, the Company made reductions in personnel and curtailed operations of ZGS Ltd during April 2015. ZGS Ltd was liquidated during the early part of the fourth quarter of 2015. The Company intends to redirect those financial resources to BAM-FX trials and commercialization in North and South American markets during the fourth quarter 2015 and throughout 2016. The Company expects to address European markets for BAM-FX at a future time when adequate resources are available to pursue the European markets and all local regulatory and import requirements are satisfied for import of BAM-FX.

The Company is currently focused on its near-term revenue generation plan through the introduction of the Company’s first commercial product, BAM-FX, to the world’s agricultural markets. The Company conducted field trials on a variety of crops in laboratory and academic settings as well as in-field applications on grower/end-user crops during 2014. These trials showed very positive results including a significant increase in yield, quality and nutritional value in a variety of crops. Given the success of trials conducted in 2014, the Company expanded field applications with those trial participants during 2015. During the first nine months of 2015, the Company initiated in excess of 60 (sixty) trials on a variety of field crops, vegetables and fruits with first year participants and additional trials commenced with initial participants. Many of our second season trials have completed or are near completion. The final results for these trials are expect to be available during the fourth quarter, however, initial observations show significant yield and biomass improvements for crops treated. The number of trials on grower/end-user crops expanded during 2015 in the Midwest United States, Rocky Mountain States, California, Florida, Pakistan, Mexico and Guatemala. To support its commercial and field trial efforts, the Company has hired or contracted with certified crop advisors and qualified personnel for sales and marketing support, in field test research and toxicology services.

The Company opened a manufacturing facility during the third quarter of 2014 to supply product for trial and expected future product demand and began the commercial roll out of BAM-FX into the world’s agricultural markets. Manufacturing is conducted on an as needed batch process. The Company conducted a complete regulatory review of the manufacturing operations during the first quarter of 2015 and in the first nine months of 2015 has made certain policy and procedural changes to ensure compliance with good manufacturing processes and regulatory requirements. During the third quarter of 2015, the Company engaged a chemical process engineer to analyze plant operations and audit adherence to regulatory requirements. The Company expects to make process improvements and equipment modifications to existing equipment to enhance efficiencies resulting from the recommendations made; and also expects to add a second processing line for redundancy during the next six months.

During the second quarter of 2015, our chief scientist began developing new formulations of BAM-FX to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulation addresses known plant deficiencies of boron, manganese, magnesium and iron and can be manufactured to include all or numerous combinations of these elements. The new formulation has been tested by an independent laboratory, verifying the existence of and ability to combine those elements. We expect limited trials of new formulations to commence over the next six months.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX and identify additional commercial markets. During the fourth quarter of 2015, the Company expects to execute a new five year Space Act Agreement, (“SAA”), with NASA Ames and an existing investor and contractor, Intrinsyx Technologies Corporation. The SAA will give the Company access to NASA scientists and laboratories, which when engaged, may assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets.

Although we have started and realized nominal product sales we anticipate that in the near term, ongoing expenses, including the costs associated with future preparation and filing of “Securities and Exchange Commissions” (“SEC”) reports and the expansion of our in field sales, marketing and technical personnel, will be funded primarily by proceeds from sales of our securities. On February 27, 2015, we closed a private offering that commenced in March 2013 which raised gross proceeds of $4,448,297. We have since commenced an additional offering which, as of September 30, 2015, we have closed $280,000 in gross proceeds.

On July 16, 2015, the Company executed a $500,000 Promissory Note with a Member of the Board of Directors, Michael T. Smith. The Promissory Note carries interest of 8.5% per annum, interest payable quarterly, payable one year from the execution date. The Company may prepay the obligation without prepayment penalty.

We have generated nominal revenues from our operations thus far and expect that product sales will increase during the fourth quarter of 2015 and continue more significantly in 2016. The sale cycle for BAM-FX in agricultural markets is generally two years or two crop growing seasons with beneficial results. A customer generally will purchase a product after successfully testing over two consecutive crop growing seasons and verifying the product’s consistent performance and benefits on crop yields.

During 2014, we commenced numerous grower trials on numerous crops, now in the second year of testing the benefits of applying BAM-FX on those same crops. In 2015, we also initiated a number of trials with new growers, their first season of testing. Although final analysis of results is in process, the initial results of the second season trials have been favorable. We believe the favorable second year test results will result in an increase in revenue from sales in the fourth quarter 2015 as growers have replicated crop improvement using BAM-FX and will begin to purchase inventory for the next growing season. We cannot, however, guarantee we will be successful in generating significant revenue in the fourth quarter of 2015 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute on our 2015 business plan and realize revenues expected.

Results of Operations

For the three-months ended
	30-Sept.-15	30-Sept.-14	$ Change	% Change

Revenue	$75,647	$11,619	$64,028	551.1%

Cost of Revenue	11,346	2,142	9,204	429.7%

Gross Profit	64,301	9,477	54,824	578.5%
General and Administrative Expenses	907,804	1,006,038	98,234	9.7%

Loss from Operations	(843,503)	(996,561)	153,055	15,4%

Other Income / (Expense)	(56,537)	(401)	(56,136)	(13,999.0)%

Net Loss	$(900,040)	$(996,962)	$96,922	9.7%

Net loss per share - basic and diluted	$(0.03)	$(0.04)	$0.01	25.0%

For the nine-months ended
	30-Sept.-15	30-Sept.-14	$ Change	% Change

Revenue	$158,611	$11,619	$146,992	1265.1%

Cost of Revenue	23,194	2,142	21,052	982.8%
Gross Profit	135,417	9,477	125,940	1,328.9%
General and Administrative Expenses	3,392,367	2,120,740	1,271,627	60.0%

Loss from Operations	(3,256,950)	(2,111,263)	(1,145,687)	(35.2)%

Other Income / (Expense)	(59,101)	(1,374)	(57,727)	(4,201.4)%

Net Loss	$(3,316,051)	$(2,112,637)	$(1,203,414)	(57.0)%

Net loss per share - basic and diluted	$(0.11)	$(0.08)	$(0.03)	(37.5)%

Revenue for the three months ended September 30, 2015 was $75,647, an increase of $64,028 or 551.1% over $11,619 for the three months ended September 30, 2014. Revenue for the nine months ended September 30, 2015 was $158,611, an increase of $146,992 or 1265.1% over $11,619 during the nine months ended September 30, 2014. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in two crop-growing seasons with positive crop attributes from applying BAM-FX to their crops. During the three and nine months ended September 30, 2014, the Company initiated trials of BAM-FX with a number of growers. The trials with those growers were repeated during the nine months ended September 30, 2015. The results of the second season trials are currently being tabulated. Overall results from the second season trials support the initial trial results, showing improved crop yields and quality. Based on our second season trial results, we have begun to see distributor and grower interest in purchasing BAM-FX, resulting in initial orders and revenue during the third quarter of 2015.

Cost of revenue for the three months ended September 30, 2015 was $11,346, an increase of $9,204 over $2,124 for the same period in 2014. For the nine months ended September 30, 2015, cost of revenue was $23,194, an increase of $21,052 over $2,142 reported during the same period in 2014. The increase is cost of revenue is due to our increase in revenue for the three and nine month periods ended September 30, 2015 over the same periods in 2014.

General and administrative expense decreased by $98,234 to $907,804 for the third quarter of 2015 compared to $1,006,038 for the third quarter of 2014, or 9.8%, primarily due to a decrease in payroll, payroll related tax expense and consultant and professional expenses of $271,483, offset by an increase in legal expense of $114,916 for general corporate purposes and an increase in insurance expense of $19,593 primarily due to an increase in product liability insurance expense. The decrease in payroll and payroll related tax and consultant and professional expenses was due to a reduction in noncash equity based compensation expense of $322,965. Research and development expense, included in operating expenses, decreased by $44,870 during the third quarter of 2015 to $708 from $45,578 due a decrease in the expense of academic studies performed on BAM-FX, the savings on which, were directed to BAM-FX field crop trials.

General and administrative expense increased by $1,271,627 to $3,392,367 for the nine months ended September 30, 2015 compared to $2,120,740 for the nine months ended September 30, 2014, or 60.0%. The increase in operating expense is primarily due to an increase in personnel, consultant and professional expenses related to public company filing requirements and an increase in sales, marketing and technical consultant expense for commercial product introduction, ongoing product trials and collection of and analysis of trial results of $959,508; an increase in legal expense of $206,319 for services related to the Company’s intellectual property and general corporate purposes; and, an increase in insurance expense of $51,827 primarily due to an increase in directors and officers and product liability expense. Noncash equity compensation paid to consultants, board members and employees included in general and administrative expense was $778,496 for the nine months ended September 30, 2015, a slight increase compared to $772,612 for the nine months ended September 30, 2014. Research and development expense included in general and administrative expense decreased by $109,226 from $122,849 to $13,623 during the nine months ended September 30, 2015 from the same period in 2014. The decrease is primarily due to a decrease in the expense of academic studies performed on BAM-FX, the savings, on which, were directed to BAM-FX field crop trials.

Other expense for the three months ended September 30, 2015 of $56,537 increased $56,136 from $401 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, other expense increased by $57,737 to $59,101 from $1,374 for the nine months ended September 30, 2014. The increase in other expense for the three and nine months ended September 30, 2015 is primarily due to interest expense on and accretion of debt discount in connection with our 8.5% Promissory Note executed July 16, 2015.

Net loss for the three months ended September 30, 2015 of $900,040 represents a decrease of $96,922 from a net loss of $996,962 for the three months ended September 30, 2014. The decrease in net loss is primarily due to a decrease in general and administrative expense for the three months ended September 30, 2015 of $98,234 and an increase in gross profit realized during the period of $54,824 offset by an increase in other expense of $56,136.

Net loss for the nine months ended September 30, 2015 increased by $1,203,414 to $ 3,316,051 from net loss of $2,112,637 for the nine months ended September 30, 2014. The increase in net loss is primarily due to the increase in general and administrative expense for the nine months ended September 30, 2015 of $1,271,627 and an increase in other expense of $57,737 offset by an increase in gross profit realized during the period of $125,940.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 increased by $522,815 to $1,971,348 from $1,448,533 for the nine months ended September 30, 2014. The increase in net cash used in operating activities is primarily due to an increase in net loss of $1,425,282 offset by an increase in warrants issued for services of $331,446 included in net loss, an increase in warrants and common stock issued for prepaid services of $213,831, a net decrease in prepaid expense and commissions of $88,724, and other changes in operating assets and liabilities primarily an increase in accounts payable and accrued liabilities of $334,663.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 of $15,428 decreased $6,795 from the nine months ended September 30, 2014 of $22,223, due to the reduction of cash paid to purchase equipment

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $370,493 to $1,775,853 for the nine months ended September 30, 2015 from $1,405,360 for the nine months ended September 30, 2014. The increase in net cash provided by financing activities is due primarily to the issuance of a promissory notes of $500,000, offset by payments on notes payable of $104,647, a decrease in the proceeds from the sale of common stock of $13,300, and an increase in offering costs from the sale of common stock of $27,560.

Liquidity and Capital Resources

We expect to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2015 business plan may exceed $250,000 per month primarily due to an increase in connection with our ongoing field trial activities, and the costs of developing markets for the sale of our product, BAM-FX, and costs related to being a fully reporting public company.

The Company’s consolidated financial statements for the three and nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The report of our then independent registered public accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2014 includes a “going concern” explanatory paragraph stating that conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.

We filed a registration statement on Form 10 with the SEC that became effective in February 2015 and requires us to operate as a fully reporting public company. We expect to incur additional personnel and professional costs associated with operating as a fully reporting public company, which we are estimated to total approximately $165,000 during the initial twelve month period. Accordingly, we have acknowledged the need to obtain additional funding to operate the Company and have continued to raise funds through a private offering.

On July 16, 2015, the Company executed a $500,000 Promissory Note with a Member of the Board of Directors, Michael T. Smith. The Promissory Note bears interest of 8.5% per annum, interest payable quarterly, with the principle payable one year from the execution date. The Company may prepay the obligation without prepayment penalty.

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

Subsequent to September 30, 2015, the Company issued 2,630,000 shares of common stock and warrants to purchase 2,630,000 shares of common stock under the private placement. Gross proceeds from the issuances were $3,287,500.

Cash on Hand

As of September 30, 2015, the Company had a cash balance of $34,815 as compared to December 31, 2014, when the Company had a cash balance of $253,677.

Total assets were $554,413 and $588,229 at September 30, 2015 and December 31, 2014, respectively. Working capital (deficit), defined as total current assets less total current liabilities, was $(365,200) and $215,768 at September 30, 2015 and December 31, 2014, respectively. The decrease in working capital during the period was primarily due to proceeds from the sale of common stock, net of offering expenses and payments of notes payable, of $1,775,853 offset by net cash used in operating activities of $1,971,348 and purchases of equipment of $15,428. Total stockholders’ equity (deficit) decreased by $506,629 to $(190,007) at September 30, 2015 from $316,622 at December 31, 2104.

Outlook

Required Capital Over the Next Year

We do not believe that we can accurately predict revenues and cash flow at this time due to the fact that our product, BAM-FX, is new in the agricultural markets. We will need additional funding to cover 2015 expenses. Subsequent to September 30, 2015 through November 16, 2015 we issued 224,000 and 224,000 warrants to purchase additional shares of our common stock pursuant to our private offering for $280,000. Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will not be sufficient to cover our future operating costs.

The sales cycle for our product BAM-FX in agriculture markets is generally two growing seasons. We are in the second season of introducing BAM-FX as a commercial product and believe that positive trial results on growers’ crops will result in product sales to those growers during the fourth quarter of 2015. We expect that the cost of developing markets for the sale of our product, BAM-FX and ongoing BAM-FX field trials with growers will increase slightly over our current year to date costs during the fourth quarter of 2015. We anticipate the need to raise an additional $3,000,000 to $5,000,000 to fund our operations through the end of 2015 and through the first half of 2016. Our long-term fundraising needs are currently undetermined due to the uncertain nature of our revenues.

Subsequent to September 30, 2015, the Company issued 2,630,000 shares of common stock and warrants to purchase 2,630,000 shares of common stock under the private placement. Gross proceeds from the issuances were $3,287,500.

Related Party Transactions

On July 16, 2015, Michael T. Smith, a member of the Company’s Board of Directors, made an unsecured loan (the “Loan”) to the Company in the principal face amount of $500,000. The Company issued Mr. Smith a promissory note bearing interest at the rate of 8.5% per annum, such interest being payable by the Company to Mr. Smith quarterly. The Loan shall be repaid in full by the Company, plus all unpaid interest, by July 16, 2016 (“Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or premium. As additional consideration for the Loan, Mr. Smith also received a five-year cashless warrants to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The Company’s Board of Directors ratified the transaction on July 20, 2015 with Mr. Smith abstaining from voting on the matter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to the weaknesses discussed below to provide reasonable assurance that (i) information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (ii) that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses: (i) due to the small size of its staff and limited resources, the Company did not have sufficient segregation of duties to support its internal control over financial reporting; (ii) lack of an Audit Committee, and (iii) lack of a majority of outside directors on the Board of Directors.

Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

During October 2015, we commenced a new private offering of up to $10,000,000 of our securities. The $10,000,000 offering consists of 8,000,000 Units at $1.25 per Unit each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2. The Company executed a side letter to investors in the original offering to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the new offering. Through November 20, 2015, the Company issued 2,834,000 shares of common stock and 2,834,000 warrants to purchase an additional share of the Company’s common stock pursuant to this offering (which includes the retroactive adjustment for the May 2015 offering).

During the nine months ended September 30, 2015, the Company issued 351,000 shares of common stock and 1,181,000 fully vested, non-forfeitable warrants to employees, directors and consultants for services.

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

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: November 20, 2015	By:	/s/ Glenn A. Stinebaugh
Glenn A. Stinebaugh, Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2015	By:	/s/ Timothy A. Peach
Timothy A. Peach, Chief Financial Officer
(Principal Accounting Officer)

