Form 10-K
period 2015-12-31
Zero Gravity Solutions, Inc.
filed 2016-03-30
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $13,136,121 in a private placement transaction of approximately $1.25 per share (as there have been nominal to no trade that have occurred in the past twelve months on OTC Pink).

As of March 20, 2016, the registrant had 38,659,597 shares of common stock outstanding.

Documents incorporated by reference: None.

ZERO GRAVITY SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2015

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

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of property and equipment, the allowance for doubtful accounts and stock based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

PART I

ITEM 1.	BUSINESS

Company Overview

Zero Gravity Solutions, Inc. (“we”, “us”, “our”, the "Company", “ZGSI” or the "Registrant"), a Nevada corporation, is a biotechnology company focused on commercializing technology derived from, and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on its two primary business segments: 1) BAM-FX™, which is a cost effective, ionic nutrient delivery system for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant, and 2) Directed Selection™, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the International Space Station. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are separated between two primary wholly owned subsidiaries. BAM Agricultural Solutions, Inc., (“BAM Inc.”), oversees product introduction and business development through in-field trials and data validation with crop growers, manufacturing and sales of our BAM-FX™ product in house or through our domestic and international independent distributors. Zero Gravity Life Sciences Inc. (“ZGLS”) is responsible for any space research projects, life science applications of our technology and conducting research on future BAM Inc. product lines. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our performance and provide focus on our different business activities.

A separate wholly owned subsidiary, Zero Gravity Solutions, LTD (ZGS Ltd.), domiciled in England, was engaged in European market and business development. During the first quarter of 2015, the Company conducted a review of its operating expenses and use of resources and determined that certain administrative and support costs were outside the scope of the 2015 business plan. Accordingly, the Company made reductions in personnel and curtailed operations of ZGS Ltd. during April 2015. ZGS Ltd. was liquidated during the fourth quarter of 2015. The Company redirected those financial resources to BAM-FX™ trials and commercialization in North and South American markets during the fourth quarter 2015 continuing throughout 2016. The Company expects to address European markets for BAM-FX™ at a future time when adequate resources are available to pursue the European markets and all local regulatory and import requirements are satisfied for import of BAM-FX™.

The Company is focused on implementing a near-term revenue generation plan through the introduction of the Company’s first commercial product, BAM-FX™, to the world’s agricultural markets. BAM-FX™ is an ionic micro-nutrient delivery system for agriculture. The Company conducted field trials on a variety of crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014 and expanded field applications with those and additional trial participants during 2015. During 2015, the Company initiated in excess of sixty (60) trials on a variety of field crops, vegetables and fruits with first year participants and additional trials commenced with initial participants. Many of our second season trials have completed or are near completion. The final tabulated results for these trials are expected to be available during the first or second quarter of 2016, however, initial observations show significant yield and biomass improvements for crops treated. The number of trials on grower/end-user crops expanded during 2015 in the Midwest United States, Rocky Mountain States, California, Florida, Pakistan, Chile, Mexico and Guatemala. To support its commercial and field trial efforts, the Company has hired or contracted with certified crop advisors and qualified personnel for sales and marketing support, in field test research and toxicology services.

During the fourth quarter of 2015, the Company expanded its commercial marketing and product introduction to a number of countries in the Asia Pacific region. The work has been undertaken by a distributor, pursuant to a non-exclusive distribution agreement executed in 2015. The business development effort focuses on farming operations managed by entities within the distributor’s existing business network in Taiwan, Indonesia, Vietnam, India, Thailand, Malaysia and Singapore. Based on the distributor’s meetings with growers in a number of those countries during the fourth quarter of 2015 and first quarter of 2016, test quantities of BAM-FX™ have been provided to validate trial results obtained during 2015. We expect, based on successful validation, growers in these countries will commence commercial application of BAM-FX™ during the end of the second quarter 2016.

The Company opened a manufacturing facility during the third quarter of 2014 to supply product for trial and expected future product demand and began the commercial roll out of BAM-FX™ into the world’s agricultural markets. The Company conducted a complete regulatory review of the manufacturing operations during the first quarter of 2015 and during 2015 made certain policy and procedural changes to ensure compliance with good manufacturing processes and regulatory requirements. During the third quarter of 2015, the Company engaged a chemical process engineer to analyze plant operations and audit adherence to regulatory requirements. The Company continues to make process improvements and modifications to existing equipment to enhance efficiencies resulting from the recommendations made which will enable it to provide stable and quality consistent product. The Company expects to add a second manufacturing facility during 2016, to meet anticipated demand.

During the second quarter of 2015, our chief scientist began developing new formulations of BAM-FX™ to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulations address known plant deficiencies of boron, manganese, magnesium and iron and can be manufactured to include all or numerous combinations of these elements. The new formulations have been tested by an independent laboratory, which verified the existence of and the ability to combine those elements in solution. We expect to commence stability testing and limited trials of new formulations during 2016. We also expect to obtain licenses to sell those products once all regulatory and labeling requirements are met.

The Company’s long term objectives include the commercialization of ZGSI’s space derived Directed Selection™ technology, which predicts that plant and animal stem cells exposed to prolonged microgravity in space can be endowed with new characteristics beneficial to society. In conjunction with our collaborators, National Aeronautics and Space Administration (“NASA”), the United States Department of Agriculture (“USDA”) and the University of Florida, over the past three years, we conducted scientific studies on six NASA sponsored flights to the International Space Station (“ISS”). These experiments demonstrated that the gene expression of plant cells in zero/microgravity changes substantially, and furthermore, provided us with strong evidence that these changes can be directed toward beneficial attributes.

Our Directed Selection™ research aims to produce new varieties of proprietary, patentable stem cells for plants with desirable traits, such as the ability to better survive environmental challenges (i.e. temperature or climate change) or to resist disease. Adaptive changes in the plant will be accomplished without the need for additive or subtractive genetic engineering, thus eliminating public concerns about genetically modified organisms (“GMO”). The plant still uses the capabilities that are a natural part of its genetic potential, through altered gene expression that enables adaptation toward valuable traits. Another important aspect of our space derived IP capitalizes on space flight experiments showing the unique effects of zero/microgravity on mammalian cells. Space-based technology imparts the likely ability to reproduce undifferentiated multi-potent human stem cells in substantially larger quantities and more rapidly than is possible on Earth. Long-term goals include revolutionary advancements in stem cell differentiation, cellular macrostructure assembly, vascularization and wound healing. Because both humans and animals use very similar metabolic pathways, we also expect to produce patented stem cells that can provide beneficial treatments to commercial livestock. We believe that this area may lead to significant future business opportunities for the Company.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX™ and identify additional commercial markets. During January 2016, the Company executed a new five-year Reimbursable Space Act Agreement, (“RSAA”), with NASA Ames Research Center (“NASA ARC”) and an existing investor and contractor, Intrinsyx Technologies Corporation (“Intrinsyx”). The RSAA will give the Company access to NASA scientists and laboratories, which when engaged, may assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets. Because the RSAA is reimbursable, in which the Company reimburses NASA for their technical services, ownership of intellectual property resulting from the research work performed, is retained by the Company.

The primary objectives of the RSAA are:

a. To establish the scientific basis for action of ZGSI products,

b. To quantify the impact of ZGSI products on plant growth and productivity,

c. To evaluate and test the impact of ZGSI products on yield physiology of selected crops important to commercial agriculture and NASA applications, and

d. To evaluate and test the potential utility of ZGSI products to NASA space biology and life support applications.

NASA ARC will utilize its unique, ground-based, controlled environment facilities and research personnel to address a series of science-based questions relevant to both ZGSI and NASA. The scientific data will be jointly evaluated by ZGSI and NASA ARC to determine utility of the ZGSI products to commercial agriculture and NASA applications. If jointly agreed and based on evaluation of the scientific data, space flight and other opportunities could be developed to test a potential role in achieving NASA goals in plant-based space biology and life support pursuits.

The RSAA lays out a four-phase plan of work (each a “Phase”). Phases Two through Four will depend both on the successful execution of the previous Phase and joint agreement between NASA ARC and ZGSI.

ZGSI, working with NASA ARC, expects to understand the mode of action and physiological effects leading to increased yields currently observed on earth in commercial agricultural systems. ZGSI will gain access to NASA ARC’s unique facilities designed specifically to conduct ecophysiological studies of the type necessary to address the science questions of interest to ZGSI. Additionally, ZGSI will discover if BAM-FX™ truly has applications for growing plants in the controlled conditions of spaceflight and for human colonization of other worlds. ZGSI expects to optimize BAM-FX™ application methods in controlled environment agriculture on earth and for use in space flight applications.

During October 2015, the Company entered into an agreement with Intrinsyx to undertake a plant growth experiment on broccoli aboard the ISS utilizing hardware developed by Intrinsyx to house the experiment and following protocols designed by the Company. The Company expects its experimental payload to be carried to the ISS aboard a Space-X flight to occur during the second quarter of 2016.

In 2016, the Company plans, in conjunction with NASA ARC, the University of Florida, Space Florida and the USDA, as well as other state and federal governmental agencies and agricultural co-ops and consortiums to apply and obtain research grants, which would, if obtained, increase the resources for and accelerate the advancement of the Company’s initiatives, previously noted.

We believe the Company’s proprietary technologies enable the development of a diverse product line with unique solutions to big problems, representing significant potential revenue and profit opportunities. Due to the market scope and associated regulatory needs to reach full profit potential, ZGSI’s strategy is to enter into partnership agreements and execute non-exclusive distribution agreements, domestically and internationally, with industry-leading companies to supplement necessary resources and expedite revenue generation.

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

Formation of ZGSI and the Company’s Current Structure

On December 3, 2012, we entered into a Patent Acquisition Agreement with John W. Kennedy, whereby we acquired certain patents applications and technologies related to the Company’s current Directed Selection™ business segment. In connection with the acquisition of this technology, we changed our name to Zero Gravity Solutions, Inc. on January 11, 2013 to better reflect our new business endeavors and issued 11,500,000 shares of our authorized, but previously unissued common stock. In connection with this acquisition, we moved our corporate headquarters from Salt Lake City, Utah to its current location at 190 NW Spanish River Boulevard, Suite 101, Boca Raton, FL 33431.

On July 30, 2013, John W. Kennedy assigned to the Company the entire right, title and interest in, to and under the invention and provisional patent application for Bioavailable Minerals for Plant Health, which became the basis for the Company’s BAM-FX™ business segment.

The Company currently has two wholly owned subsidiaries: BAM Agricultural Solutions, Inc. (“BAM Inc.”) and Zero Gravity Life Sciences, Inc. (“ZGLS”). BAM Inc. is a Florida Corporation, which holds and controls the manufacturing, sales and revenue generation of the Company's agricultural product, BAM-FX™. ZGLS is a Florida Corporation, which holds and controls the Company’s Directed Selection™ business segment and the related research and development work. The Company had previously wholly owned Zero Gravity Solutions, LTD (ZGS Ltd.), and BAM Agricultural Solutions, LTD. both private United Kingdom limited companies based in the United Kingdom, which had been created to service the Company's expected operations and interests in the European Union (EU). During the fourth quarter 2015, both UK companies were liquidated, and the financial resources redeployed and focused on markets in the United States and Chile.

The Company currently has 17 employees, of which 17 are full time employees. The Company has selected December 31st as its fiscal year end.

Principal Product Lines

BAM-FX™

BAM-FX™ is an ionic micro-nutrient delivery system for food crops. BAM-FX™ was originally developed by John W. Kennedy, our Chief Science Officer and former director, to grow food crops in space vehicles designed for deep space human missions, but has been found to have potentially far reaching applications for agriculture on Earth. BAM-FX™ is a proprietary formulation of zinc and copper in a precise ratio used to treat plant mineral deficiencies by providing a delivery system to move mineral ions to the mineral deficient areas in plants. The benefits of BAM-FX™ are accomplished without the use of genetic modification (“GMO”) or traditional fertilizers, soil amendments or supplements. Instead, the BAM-FX™ formula transports highly bio-available, balanced, ionic minerals systemically into the biological system of a plant using a mineral complex carrier in an ionic form, which penetrates and distributes nutrients throughout the plant's cellular structure. BAM-FX™ delivers a diversity of nutrients, in measurably larger quantities than can be achieved through standard and traditional methods, and it is capable of substantially cutting costs with its versatile application possibilities and its enhancement of multiple products.

BAM-FX™ can be applied either by soaking seeds or direct application at time of planting and foliar treatment of the plant at later stages of development. Further, the benefits to crops are accomplished without the use of additive or subtractive genetic modification techniques and therefore, crops treated with BAM-FX™ are not categorized as GMOs. As major agricultural markets throughout the world are concerned about the long-term effects of genetically modified plants and crops that are ingested by humans, we believe that the fact that crops treated with BAM-FX™ are not categorized as GMOs creates a competitive market advantage and provides a wider potential customer base in these areas.

Noted in the “BAM-FX™ Trials” section below, BAM-FX™ treated plants have shown higher yields, increased plant resistance to harmful environmental factors and higher quality fruit and vegetables in tests with commercial farmers. Trials have shown that applications of BAM-FX™ on various crops reduces the need for multiple applications of other products, which we believe will save agriculture a considerable amount of time and money while creating faster growing, healthier, more robust plants. Additionally, we believe BAM-FX™ may provide significant value for farmers, growers, and world agriculture through:

•	Observed increased plant stress tolerance;
•	Faster time to maturity and harvest, with higher farm yields for food crops;
•	Systemic delivery of targeted nutrients and minerals to crops to create more robust plants and more nutritious crops;
•	Increased nutritional quality of grains and produce, including the potential to engineer nutrition into our food (e.g. bio-fortifying lettuce and grapes with zinc, potassium and calcium); and
•	Reduced ecologic and other concerns associated with agricultural runoff pollution into water sources; as amounts of phosphates or nitrates are decreased.

Food crops offer the best source of nutrition for humans, since many supporting nutrients require organic carriers and are not normally absorbed by using vitamin and mineral supplements alone. As BAM-FX™ can be applied to any plant, we anticipate a substantial demand for BAM-FX™ to support improved crop health and nutrition.

BAM-FX™ Trials

In 2014, BAM-FX™ product development and commercialization activities spanned a wide range of studies, in terms of crop plants, test parameters, geographic region, and potential customer base. Early product testing used controlled conditions of indoor facilities to study BAM-FX™’s impact on seed germination, early seedling growth, and impact to young plants. Later testing progressed to small-scale outdoor test plots, conducted both internally and in the hands of commercial field application specialists, farm managers and candidate early adopter customers. In total, BAM-FX™ product testing to date has found that the product provides significant benefits to plant growth and yield, such as rooting activity, plant biomass, maturation time, BRIX (sugar content), and – most importantly – overall crop yield and improved nutrient access by the plant, as demonstrated by the ability to reduce fertilizer application.

In 2015, we conducted second season tests with a number of growers from 2014. These trial applications were primarily foliar applications during the growth cycle of the crops. These tests included but were not limited to wine grapes, table grapes, avocado, beans, tomatoes, rice, berries, stone fruit, grape, corn, onions, barley, wheat, and leafy greens. We also initiated a number of trials with new growers, their first season of testing, independent agricultural laboratories and consultants and undertook a collaborative research effort utilizing BAM-FX™ to increase sugar or Brix content of tobacco for use as a biofuel.

A sample of our 2015 trials and results, including a detail discussion of our wine grape trial to provide an understanding of trial methodology and specificity and two trial summaries, are as follows:

High Value Crop: Detail of Wine Grape Trial

The field trial, analyses and harvest was conducted jointly by Intrinsyx and Guglielmo Winery staff.

For the 2014 first season trial, a total of 300 mature Carignan vines were selected with 150 vines in three separate adjacent rows marked for BAM-FX™ treatment and 150 marked in three separate adjacent rows as untreated controls. Additionally, 150 mature Zinfandel vines were selected with 75 marked for the BAM-FX™ treatment and 75 marked as control untreated vines. The vines were chosen because all vines were of similar age, health, size and spacing.

These wine grapes are normally dry farmed but due to the local drought conditions, one quarter of an acre foot of water was applied by sprinkler sets during July 2014. This was the only water manually applied all year. Additionally, micronized wettable sulfur was applied as a fungicide, following manufacturer recommendations for wine grapes.

The first foliar spray was applied to both test plots during June 2014 when grape bunches or clusters were just starting to form at a rate of 50 oz. of BAM-FX™ stock per acre at a concentration of 0.33 oz. BAM-FX™ stock per gallon of water. The second application was applied seven days later during July at a rate of 50 oz. of BAM-FX™ stock per acre at a concentration of 0.50 oz. BAM-FX™ stock per gallon of water. At this time the green grapes on the BAM-FX™ treated appeared slightly larger than the control and new growth was noticed with young leaves and tendrils being more pronounced on the BAM-FX™ treated vines.

The third and final foliar spray of BAM-FX™ was applied during late July when the grapes start to ripen and turn purple. The application rate was 50 oz. BAM-FX™ stock per acre at a concentration of 1 oz. BAM-FX™ stock per gallon of water.

During September 2014, bunches of grapes were randomly harvested from ten vines from both BAM-FX™ treated vines, and control vines, and taken to an onsite analytical lab for direct comparisons. Guglielmo personnel crushed and juiced the bunches to analyze the juice for sugar content or degrees Brix (one degree Brix is 1 gram of sucrose in 100 grams of solution and represents the strength of the solution as percentage by mass). Each gram of sucrose will turn into about a one half gram of alcohol when fermented. Both the Carignan and Zinfandel grapes tested from vines treated with BAM-FX™ had increased sugar content.

The juice was also measured for titratable acidity or “total acidity.” Acids in wine are an important component in both winemaking and the finished product, having a direct influence on the color, balance and taste of the wine as well as the growth and vitality of yeast during fermentation and protecting the wine from bacteria. The measure of the amount of acidity in wine is the total of all acids present, while strength of acidity is measured according to pH. Most wines have a pH between 2.9 and 3.9. Generally, the lower the pH, the higher the acidity in the wine.

There are three primary acids found in wine grapes: tartaric, malic and citric acids. Acids play significant roles in winemaking and finished wines. In wine tasting, the term “acidity” refers to the fresh, tart and sour attributes of the wine which are evaluated in relation to how well the acidity balances out the sweetness and bitter components of the wine. The BAM-FX™ treated Carignan vines yielded grapes that had a slightly lower acid content, and the Zinfandel grapes had a slightly higher acid content. Conversely, the Carignan grapes treated with BAM-FX™ had a slightly higher pH and the Zinfandel grapes treated with BAM-FX™ had a slightly lower pH.

During harvest it was visually obvious that the BAM-FX™ treated vines had larger bunch, berry sizes and greater yields. The quantitative results obtained from the 2014 fall harvest showed that BAM-FX™ treated vines had an approximate two-fold increase in both bunch and berry weights for Carignan and Zinfandel vines.

The trial results demonstrated that in addition to increasing overall wine grape production, BAM-FX™ increased the sugar content and overall quality of wine grapes.

For the 2015 second season field trial, a different area of the Guglielmo vineyard was chosen with new vines. The focus shifted to applications made only on Zinfandel wine grapes. After making many other field trial observations in orchard crops, and based on the 2014 season trial results, a different application rate and timing protocol was chosen for the 2015 field trial.

A total of 300 mature Zinfandel vines were surveyed and marked off in a block having 150 vines in three separate adjacent rows for BAM-FX™ treatment, and 150 vines in three separate adjacent rows as untreated controls. These vines were chosen because all vines were of similar age, health, size and spacing with a total of 907 vines per acre. These wine grapes are normally dry farmed in the Santa Clara Valley of California, but due to the drought conditions, one quarter of an acre foot of water, was applied by sprinkler sets during July 2015. This was the only water manually applied during the growing season. A micronized wettable sulfur was applied as a fungicide starting in early April with an additional application during each of the three following months (May-July), following manufacturer recommendations for wine grapes.

At first sign of early bud break in March 2015, 50 oz. of BAM-FX™ stock per acre was applied in a spray, at a concentration of 0.75 oz. BAM-FX™ per gallon of water in the early morning, targeting the top woody area, new small leaves and emerging swollen buds around vine knobs and the branch starts. Secondarily, BAM-FX™ was also soil applied by slightly wetting the surrounding soil directly underneath vines above roots through an intentional overspray on the same pass.

A second evening fine mist spray was then applied as a foliar to leaves only at a concentration of 0.5 oz. BAM-FX™ per gallon of water at a rate of 50 oz. BAM-FX™ stock per acre onto leaves. This was applied strategically in May 2015, during the early to mid-vegetative phase.

Finally, at the onset of grape berry ripening, a third foliar fine mist evening spray was applied at a concentration of 0.5 oz. BAM-FX™ stock per gallon of water at a rate of 50 oz. per acre onto leaves and grape bunches during July 2015. Due to warm temperatures and an early spring, the 2015 growing season started and ended early with an August 2015 harvest date for the Zinfandel grapes.

At harvest time it was visibly apparent that the BAM-FX™ treated vines had a significantly greater yield. Guglielmo personnel harvested each row in this trial directly into forklift bins and then weighed the subsequent harvest from each of the six rows of 50 vines, three rows treated with BAM-FX™ and three un-treated control rows. The yield results from the 2015 trial showed an approximate doubling of yields obtained from the BAM-FX™ treated vines. Generally, the treated vines appeared greener and had visibly more leaves and vine biomass.

In addition to collecting weights at harvest, due to the visibly apparent shoot growth differences and leaf biomass, immediately prior to harvest the vines in each row were measured for a variety of growth parameters. The summarized results showed that the BAM-FX™ treated vines compared to the control had: greater average number of grape bunches per each vine (28 BAM-FX™ vs. 23 control); larger average bunch area per each vine (10 in2 BAM-FX™ vs. 8.5 in2 control); greater total bunch area per vine (296 in2 BAM-FX™ vs. 212 in2 control); ten inch longer average branch length (38 in BAM-FX™ vs. 28 in control); a longer total vine branch length (610 inches BAM-FX™ vs. 448 inches control); and the same average number of branches per each vine.

At the time of the 2015 harvest, crush-juice quality parameters were again measured, showing only a slight average increase for sugar content (Brix) without any statistical differences, and with little or no difference in titratable acidity or pH.

A Juice Quality panel including zinc and copper analyses, and a Berry Phenolic profile was completed on samples that had been shipped overnight after the day of harvest to Enartis Vinquiry Laboratories in California. The Juice Quality panel revealed results consistent with the findings from Guglielmo Winery laboratory, that in BAM-FX™ treated berries there was no difference in the sugar content (“oBrix”) or the pH. There was however an apparent 15% average decrease in the titratable acidity compared to results received at harvest at Guglielmo which showed little or no difference in titratable acidity. The Enartis analysis showed an 8% average decrease in the malic acid content of BAM-FX™ treated vines. It appears that BAM-FX™ advanced the maturity of these vines compared to controls because malic acid is known to decline in grape berries starting at veraison, the onset of ripening.

The Juice Quality panel also demonstrated no difference in ammonia content of juice from BAM-FX™ treated vines compared with the control but did find a 7% average increase in assimilable amino nitrogen in juice from BAM-FX™ treated vines. This is important because specific forms of nitrogen in grape juice (ammonia and nitrogen containing amino acids) are necessary for the successful fermentation of grape juice into wine. Results suggest that BAM-FX™ can potentially decrease the nitrogen fertilizer requirements for crops by increasing the nitrogen use efficiency of plants. A 7% average increase in amino nitrogen may be an indicator of this resulting from enhanced nitrogen uptake and amino acid assimilation processes stimulated perhaps by vines having adequate zinc and copper content.

Analyses also showed a 45% average higher zinc and 14% average higher copper content in the juice from the BAM-FX™ treated vines. This demonstrates that BAM-FX™ bioavailable ionic forms of zinc and copper enter vines through the shoots and at least in part are transported into berries and the resulting juice. The copper values in grape juice from BAM-FX™ treated vines are well below the mark where negative impacts on wine quality have been reported. These results help confirm suggested protocols are valid and use of the product as tested does not result in any entry barriers to the wine grape production market.

Lastly the grape Berry Phenolic profile results are of major importance because the suite of phenolic compounds in grapes include several hundred molecules and the ratios are responsible for the taste, color, mouthfeel and overall quality of wine. These phenolic compounds include anthocyanins, proanthocyanidins, tannins, or catechins, phenolic acids, stilbenoids, flavonols, and dihydroflavonols. The results from these tests demonstrated that berries harvested from BAM-FX™ treated vines had no average difference in their tannin content when compared to untreated controls. However, the results in BAM-FX™ treated grape berries compared to controls do show an important 19% average increase in total anthocyanins and also a 5% average increase in the total phenolic content. The results are very positive because an increase in total anthocyanins and total phenolics demonstrates a clear positive effect of BAM-FX™ treatments on the quality of these Zinfandel wine grape berries.

Our first season results demonstrated the ability to increase both the yields and quality sugar content/Brix in both Zinfandel and Carignan varieties, and total acids in Zinfandel. The second season results demonstrated in Zinfandel grapes the ability to increase yields, zinc content and quality in the multiple parameters measured.

Based on these findings, we expect BAM-FX™ will be used in larger scale applications in early spring 2016 and within the next few years, that BAM-FX™ will become a standard micronutrient ionic zinc and copper application in the wine grape industry.

Row Crop: Corn Trials Summary

Corn is the largest crop in total acreage in the United States, with an estimated 88.9 million acres planted in 2015 reported by the United States Department of Agriculture in their release dated June 30, 2015. We believe the size of this market provides a significant opportunity for future revenue streams in addition to soybeans and wheat, which are the second and third largest row crops in the United States, by acreage.

During 2015, in a second year corn trial, BAM-FX™ was evaluated on two farms in Iowa, one on twenty acres and the second on fifteen acres. The protocols in both trials applied thirty-two ounces of BAM-FX™ per acre with a reduction of nitrogen based fertilizer: a 25% reduction of nitrogen, phosphorous and potassium on the twenty acre trial and a 25% reduction of nitrogen with no reduction in phosphorus and potassium on the fifteen acre trial. The control acreage followed normal grower fertilizer application.

The trial results showed a 4% improvement in bushels per acre on the twenty-acre trial and a 1% improvement on the fifteen-acre trial. In both trails, the root ball on BAM-FX™ treated corn showed increased size, improved nutrient uptake and strengthening of the plant’s anchor structure to withstand damage from wind, thereby reducing the grower’s crop loss.

We believe the use of BAM-FX™ provides growers a strong return on investment, in addition to improvement in crop yields, by reducing fertilizer which saves growers both fertilizer cost and reduction of fertilizer run off into waterways, thereby reducing the grower’s exposure to fines and penalties currently being imposed by numerous municipalities on growers for nitrogen and phosphorus intrusion into water sources that feed drinking water processing facilities. We expect that our focus on Mid-Western and Rocky Mountain region states, marketing these benefits to corn growers, distributors and grower co-operatives in 2016, will result in sustainable revenue streams as growers incorporate BAM-FX™ into their fertilizer operating practices during second quarter of 2016.

Specialty Crops: Kishu Mandarin Trial Summary

Kishu Mandarin, originated in China, has been gaining interest from growers in the United States. The Kishu is very profitable for growers due to its small size, superb flavor and ease to peel. The Company conducted a ten-month trial on forty Kishu trees for a grower in California during 2015. The trees selected for trial with BAM-FX™ had been producing poorly compared with other trees on the grower’s property. The objective of the trial was to determine if use of BAM-FX™ would improve the tree’s health, boost new leaf growth, fruit production and increase the quantity and size of the fruit.

All trees selected were three years old and in the same area of the grower’s property. The control consisted of ten trees and the trial consisted of forty trees. The grower’s watering protocols for both control and trial were followed. The forty trial trees were treated with three applications of BAM-FX™, as a root drench and a foliar spray application, with two applications prior to budding and flowering and a subsequent foliar application seven weeks later.

The results were significant. The BAM-FX™ treated trees produced an average fruit count approximately double compared with the control and average fruit size was approximately one third larger than the control. The fruit analysis results conducted and provided by an independent laboratory were as significant as the yield results. The BAM-FX™ treated trees produced fruit showing significant improvement in the nutritional quality of the fruit. Calcium content increased by 37%, copper by 62% and zinc by 15%.

The sodium or salt content of the fruit decreased by 24%, an important finding not only from a human nutritional standpoint but for the health of the Kishu tree. Given that the trees selected were producing poorly, it can be inferred from the results that the soil in which they were planted contained high levels of sodium and BAM-FX™ assisted in reducing the sodium uptake by the tree, improving its overall health.

We believe the results show multiple benefits to growers including an improvement in crop yield and quality and quantifiable increase in operating profit, which we expect will extend to citrus growers in Florida. We are currently marketing BAM-FX™ to citrus growers in both states and expect to begin generating revenue from product sales during the latter part of the second quarter of 2016.

Our trials have provided us the data to establish product application parameters crucial to engage early adopter customers and to provide sales representatives, distributors, and key industry opinion leaders the tools for on-site product evaluation. For a variety of economically important crops, these tools include: acceptable BAM-FX™ concentration ranges and delivery rates, treatment methods, successful integration with a variety of commercial farming practices (e.g. soil application in furrow, drip irrigation, foliar spray, helicopter spray), and a series of evaluation criteria for demonstration of product success. Our 2015 testing was conducted on multiple crop acres for most crops tested which showed results similar to those in 2014: faster plant establishment (increased root growth, stronger plant crowns and greater leaf growth), faster crop maturation, tolerance to stress, improvement in nutritional value and overall increased yields. BAM-FX™ also showed the potential to support a reduction in fertilizer application rates.

The commercialization cycle for new agricultural products is generally two to three growing seasons. Our 2015 trials included a mix of independent laboratory tests, first year small-scale trials with growers and second season multiple acre trials with growers. Demonstrating consistent product performance is a key to obtaining product orders from growers in the United States. We believe our trial results support consistent performance, growing season over growing season, and expect to realize significant future orders from our second season growers and industry thought leaders who have seen improvements in yield, quality, stress relief and decrease in fertilizer application rates.

Although the United States agricultural market is cautious, requiring multiple growing season trials before adopting new products and technologies, our domestic trial results have been instrumental in opening commercial markets in Chile and other South American countries. Having completed a number of first year trials in Chile coupled with successful domestic trial data, we have seen a significant interest from Chilean growers, now placing orders for BAM-FX™ for commercial application in the first quarter of 2016. We believe there are numerous growers open to early adoption of BAM-FX™ in Chile and South America. Although the current number of those growers we have identified and contacted is small, we expect that number to increase significantly by word of mouth from the combination of sales and technical agricultural service conducted in Chile during the first quarter of 2016. Growers from Brazil, Bolivia, Guatemala and Peru have expressed interest in BAM-FX™ as a result of these efforts.

The Company initially engaged a distributor in Chile to develop the Chilean commercial market. During 2015 and the first quarter of 2016, the Company provided our distributor credit terms and financial resources to assure the ability to carry, repackage and distribute BAM-FX™ in Chile, pursuant to a non-exclusive marketing and distribution agreement. Based on the size of the markets in Chile and South America, successful initial sales results and the Company’s belief that those markets will require additional investment to penetrate and service, the Company expects to form a wholly owned subsidiary in Chile, which will, in cooperation with our current distributor warehouse, market and distribute BAM-FX™ during the second quarter of 2016.

DIRECTED SELECTION™

Directed Selection™ is a proprietary technological method designed to use the unique conditions of near-zero gravity in low earth orbit to create plants and animal cells that have beneficial traits that we believe would have value to society. This technology predicts that plant and animal stem cells exposed to prolonged microgravity in space can be endowed with new characteristics.

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

All aspects of our Directed Selection™ technology must be conducted in a long-term microgravity environment, currently only available in space. We partnered with the University of Florida to conduct the initial experiments in order to validate the efficacy of this technology in space. Preliminary results showed that the Directed Selection™ technology was able to identify frost resistance capabilities in the Jatropha Curcas plant. This capability could allow cultivation in areas previously impossible.

The Company is using the Directed Selection™ platform technology to create more robust plant varieties adapted toward desirable characteristics. Our Directed Selection™ research aims to produce new varieties of proprietary, patentable stem cells for plants with desirable traits like the ability to better survive environmental challenges (i.e. temperature or climate change) or to resist disease. Adaptive changes in the plant will be accomplished without the need for additive or subtractive genetic engineering, thus eliminating public concerns about GMOs. The plant still uses the capabilities that are a natural part of its genetic potential, through altered gene expression that enables adaptation toward valuable traits.

A key part of our ongoing operations is the expansion of these patents to cover additional crops, animals and humans, and the specific methods and tools that are developed from our research and development. The Company possesses patent applications that contain claims covering biological processes in microgravity, including the growth of cellular plant and animal tissues in orbit, stem cell replication and related processes.

The second part of the Directed Selection™ technology pertains to the mass replication or propagation of stem cells in space, something that can be done on Earth but at much slower rates. Although stem cells can be produced on Earth, current methods are inadequate to create large quantities of healthy cells in short periods of time. Our technology would allow for the increased production of healthy stem cells. Tests, which occurred over six space missions, have provided initial proof-of-concept that the Directed Selection™ technology allows stem cells to replicate in masse. We believe it may eventually allow us to produce large quantities of undifferentiated pluripotent stem cells in the same environment for commercial sale to third parties.

Directed Selection™ Research

A series of space microgravity experiments were executed by means of six Shuttle flights to the ISS spanning from 2007 through 2011, linked to and supported by the NASA Space Act Agreement entered into by ZGSI’s founder, Mr. John W. Kennedy. A new five year RSAA, signed during January 2016, with NASA ARC, provides us access to NASA scientists and laboratories to continue research on earth. In addition, we expect that there are opportunities through a collaboration with Space Florida to continue research on the ISS. In prior years, tests of chemical compounds, plant cells, and mammalian stem cells in microgravity were conducted in conjunction with the USDA, Agricultural Research Service Labs (Beltsville, MD) and the Tropical Research and Education Center (TREC), a division of the University of Florida.

Proof Of Concept Plant Research To Develop Jatropha Biofuel Strains.

The ZGSI space research program in-part focused on Directed Selection™ of traits in plants, using microgravity. Initial research focused on in vitro cell culture methods for plants of interest for biofuels or valuable ornamentals. The tropical and sub-tropical plant, Jatropha curcas (physic nut), produces an easily purified biodiesel or jet fuel, but Jatropha is intolerant of frost and subject to diseases like root rot, leaf spot, and rust. A Jatropha cultivar with a broader climate range, improved frost tolerance, and greater disease resistance, would be a valuable improvement to biofuel production. A parallel study of ornamentals tested an endangered orchid species, two types of tropical flowering tree, and a common plant model organism. Research encompassed a series of six flights, from 2007 through 2011, and was completed by Dr. Wagner Vendrame at TREC. Research support was provided by NASA, BioServe Space Technologies, The Vecellio Group, and Vecenergy Corporation.

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

Mammalian Stem Cell Research in Space

Mammalian stem cell research offers an immeasurable promise for human health, through potential means of disease treatment or cure and for tissue or organ regeneration or repair. ZGSI scientists and collaborators recognized this valuable application of space research early on, in 2008, and used the STS-126 flight mission to attempt to grow porcine liver stem cells (PICM-19) in microgravity. The experiment verified that mammalian stem cells would propagate, differentiate, and even form biliary liver structures in microgravity. Cell viability was maintained and cell activity assays indicated that cells maintained hepatocyte detoxification function over the test period. An early stem cell experiment, the PICM-19 work was an essential first step toward using microgravity to mass-propagate human differentiated or undifferentiated stem cells, to accomplish a myriad of research goals.

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

Zero Gravity Solutions, Inc.

The Company provides general and financial administration, marketing support and strategic planning to BAM Inc. and ZGLS. In February 2015, the Company hired a chief financial officer to assist the Company with financial management and reporting, strategic planning and internal control improvement. The Company has developed the sales and marketing tools as well as developing methods for marketing on our website and through social media.

In the second quarter 2016, the Company expects to conclude a private placement offering of its securities, having raising approximately $6,000,000 in equity capital since the commencement of the Offering in the fourth quarter of 2015. The offering consisted of a unit comprised of one share of the Company’s common stock and a five year warrant to purchase one share of the Company’s common stock at $2.00 for $1.25 per unit.

BAM Agricultural Solutions, Inc.

BAM Inc.’s focus for 2016 is to commercialize BAM-FX™ in both domestic and international markets. BAM Inc. expects to, develop its precision agricultural approach in the market, expand domestic sales in states not currently addressed, and prove its value proposition with grower return on investment statistics and replication of sales. BAM Inc. is hiring and training experienced agricultural personnel required to introduce and sell BAM-FX™ to growers, end-users and distributors in their respective markets, which currently consist primarily of independent commission based contractors.

The Company’s plan of operations for fiscal 2016 includes adding field agricultural technical support personnel and additional field sales and marketing management. The Company also expects to expand its brand recognition and market penetration by developing a non-exclusive distributor network including independent sales representatives.

The primary domestic markets for sale of product are those in which trials have been performed, including California, Florida, Idaho, Iowa, North and South Dakota and Texas. We expect that research and new formulations of BAM-FX™ and product research and development conducted through ZGLS will allow us to expand the sale of product in our target agricultural markets.

BAM Inc. also expects to commence commercial sales during the second quarter of 2016 in a number of South American countries, certain countries in the Asia Pacific region and Pakistan.

BAM Inc. has finalized the scale up of its principal manufacturing facility, which is expected to have the capacity to fulfill anticipated demand in fiscal 2016.

Zero Gravity Life Sciences, Inc.

We expect ZGLS will execute a multi-track research and development program related to BAM-FX™, both for our space program and developing and testing new BAM-FX™-based formulations for specific crops and varying geographic soils and weather conditions. In addition, ZGLS will manage our intellectual property portfolio and assist BAM Inc. with patent strategies related to commercialization of new products. The Company expects ZGLS to assume managing and provide focus on the Company’s research and intellectual property initiatives with NASA ARC, TREC, Space Florida to commence when a new CEO is hired, planned to be during the second quarter of 2016. These initiatives include new product formulation research and development in addition to developing a center for agricultural innovation in cooperation with Space Florida.

During 2016, ZGLS expects to identify and compete for significant grants available for agriculture as well as specific crops and food sustainability, both at the federal and state level. Further ZGLS intends to continue to strengthen its relationships with various space agencies and space grant related opportunities, for example, Space Florida. We executed the new RSAA with NASA during the first quarter of 2016 and intend to utilize the association with NASA ARC research scientists to assist in both research and grant related activity in 2016.

Strategy for Growth

BAM Agricultural Solutions, Inc.

The Company’s subsidiary, BAM Inc., has been executing the commercial roll out of BAM-FX™ into the world’s agricultural markets. Following two years of initial product testing with several universities, end product users and laboratory work, BAM-FX™ has now been licensed and approved for sale in sixteen states in the United States: Utah, Idaho, Iowa, Maryland, Delaware, Nevada, Arizona, Alabama, Californian, Texas, New Mexico, North Carolina, Oregon, South Dakota, Virginia and Florida. The Company has focused on building a solid foundation, addressing regulatory and compliance issues while developing sales and technical teams in targeted geographic areas. The Company has received initial and second season commercial orders from end users (growers) and distributors, which have been manufactured, invoiced and shipped.

The Company is currently increasing its internal sales and technical team and establishing non-exclusive distribution relationships with national and regional agricultural product distributors to promote brand awareness and increase domestic and international sales. The Company’s strategic growth plan includes organic growth through product sales, strategic alliances and distributors. In development are sales and marketing tools highlighting the benefits of applying BAM-FX™ which include: improved plant health, increased nutritional value, reduction of fertilizer applications, stress relief and positive electronic charge which infuses zinc and copper into plant leaf cells. Tools to enable field sales personnel to compute the product’s value proposition or return on a grower’s investment are also in development and expect to be deployed during the end of the first quarter of 2016.

In addition, we have identified several crops of high market value that, based upon our testing, have shown BAM-FX™ significantly increases crop yield, quality and nutritional value. Such crops include grapes, avocados, strawberries, raspberries, alfalfa, spinach (leafy vegetables) and tomatoes, among others. We track the amount of acreage dedicated to a specific crop and the market value of the crop in order to prioritize our marketing and sales efforts.

Our distributor in Chile commenced commercial product sales to growers in Chile during the first quarter of 2016. Crops include wine and table grapes, avocado, blueberries, walnuts, cherries and pears. Our distributor is also in the process of establishing warehouse operations and obtaining regulatory approvals to break down BAM-FX™ bulk receipts into container sizes acceptable to growers and then repackage and re-label the containers for sale within Chile and to export to other South American countries. Based upon the initial product launch in Chile and the commercial acceptance of BAM-FX™ in the Chilean market, we expect the second quarter 2016 revenue from sales to contribute significantly to our 2016 results. As part of our expansion plan in South America, product validation has been initiated on fruit trees in Peru and Paraguay.

Zero Gravity Life Sciences, Inc.

ZGLS’s short to mid-term plans includes the utilization of NASA and European space agencies relationships to focus research on BAM-FX™ as it relates to our space program applications, as well as to engage in research based upon the Company’s zero/micro gravity intellectual property leading toward the development and patenting of unique stem cells developed on the ISS. These patentable plant stem cell lines could lead to new global food cash crops such as rice that may be resistant to climate change and other adverse factors. ZGLS will also be engaged in the human regenerative medical field developing cell growth types and capabilities not possible on the ground. We believe this may lead to positive commercial outcomes.

ZGLS is also continuing ground-based research on a pipeline of additional derivative BAM-FX™ products utilizing other minerals and micronutrients other than our original Zinc-Copper compound. The Company intends to build a family of “BAM” related products for different crops, soil conditions and nutritional outcomes.

Sales and Distribution Strategy

The Company is implementing sales, marketing and distribution strategies in the United States and in selected global markets to provide effective market penetration, sales and customer support through an internal sales and marketing organization and a network of selected, well qualified and highly respected strategic partners and distributors.

During 2014 the Company began building its internal sales and marketing organization by adding employees, sales representatives, commissioned agents and contractors with experience in sales and marketing management, in field research and toxicology. Further, the Company has developed appropriate sales and marketing materials and policies and procedure to administer a rapidly growing sales force. During 2015 we contracted with a certified crop advisor for sales and technical support in California and a regional sales manager for the southeastern United States. We also began commercial sales in Chile through a local non-exclusive distributor. Sales efforts through the third quarter of 2015 were focused primarily on proving the agricultural benefits to growers and distributors, conducting in excess of sixty trials in numerous crops. During most of 2015, the Company trained its sales and marketing personnel on the unique benefits of applying BAM-FX™ to crops, refined protocols to optimize product performance and educated and proved BAM-FX™ benefits and claims to growers and distributors with in field testing supported by third party results analysis.

During the fourth quarter of 2015, the Company began leveraging its experience, directing its efforts to agricultural distributors and thought leaders. Our sales representatives and managers were now armed with independent third party laboratory results, which proved technically, BAM-FX™ benefit claims and could approach agricultural thought leaders with scientific data. Our sales efforts focused on those growers with whom we developed working relationships during 2014 and 2015 with emphasis on making inroads with growers and crops on which we had proven scientific data. The targets included row crop growers (corn) and specialty growers (wine grapes, avocados, citrus and stone fruit). We believe our market reach will expand rapidly as industry thought leaders purchase and adopt BAM-FX™ in their crop protocols.

We expect to continue to add independent sales representatives to our sales team in 2016 while converting key independent sales representatives to employees. Our 2016 strategic plan includes building a network of domestic and international distributors that have existing sales teams. We plan that each of BAM’s distributors will have an existing customer base and the capabilities and infrastructure to provide BAM-FX™ packaging, distribution and customer support. We believe this approach will be successful in California with wine grape growers and avocado growers and corn growers in the Midwest through agricultural co-operatives that service growers, since our trials have shown that BAM-FX™ reduces plant stress brought about by poor climate, soil or water conditions and increases crop yield.

We believe that the revenue opportunities in Chile and South America require our direct involvement to develop the BAM-FX™ brand name recognition, warehousing, packaging and distribution to properly service the potential market.

Currently, we are validating BAM-FX™ product benefits with a number of large growers in the Asia Pacific region. Product validation will be managed by a distributor, contracted with us under a nonexclusive distribution contract. Upon successful completion of the validation process, we believe we will receive product orders from growers in the region in the second or third quarter of 2016. We also expect to begin commercial distribution of BAM-FX™ in Pakistan under a joint venture agreement to be finalized during the second quarter of 2016.

Intellectual Property

We have made protection of our intellectual property a strategic priority. We rely on a combination of patent applications, trademark, trade secret and other intellectual property laws to protect our proprietary rights.

Patent Applications

We are the owners of several patent applications that form an important part of our immediate and future business plans. We have been assigned or licensed the rights to these patent applications through agreements with our chief science officer and former director, John W. Kennedy.

We are the assignee of a portfolio of patent applications that pertain to the second-generation bioavailable mineral compositions (“BAM-FX™”). The BAM-FX™ composition is highly useful as a nutrient additive that enhances a plant’s immune system, may fortify against disease and promotes growth. The basis of which is the ability of the ionized ligand system to deliver selected minerals into a plant or other complex organism systemically at the cellular level. Our first field trials have utilized the primary ligand formulation of zinc and copper to deliver those molecules into several crops in both the laboratory and at large in the field. These crops have included strawberries, raspberries, corn, potatoes, tomatoes and others crops in a variety of locations. The U.S. Patent and Trademark Office issued U.S. Patent No. #9,266,785, titled Bioavailable Minerals for Plant Health, on February 23, 2016. The patent will expire on December 27, 2026. Related applications are pending in Chile, Thailand, and Malaysia.

We are also the licensee of a patent application that pertains to the use of an artificial Superoxide Dismutase (“SOD”) compositions for the treatment of several plant and animal diseases, including amyotrophic lateral sclerosis (also known as ALS disease). Superoxide is naturally produced by plants and animals, including humans, and its production is accelerated in times of trauma or stress. SOD is produced by the cells to counteract the effects of an over-production of superoxide. Adequate amounts of SOD may increase life-span in humans and may be capable of remediating (and saving) severely stressed plants. This patent application discusses an artificial SOD that can be easily applied and used for treating over-production of superoxide, particularly ALS and other neural disorders. The artificial SOD at issue here is less expensive to manufacture than other artificial SODs and has a significantly lighter molecular weight. Animal and human studies of the SOD are being discussed on an ongoing basis with NASA and academic entities. The plant and space radiation applications of the patent applications are being licensed to ZGSI exclusively from Mr. John W. Kennedy for specialized testing and research.

ZGSI is the exclusive assignee of a patent application directed to the replication of stems cells in a weightless environment. This patent application contains claims covering biological processes in microgravity, including the growth of cellular plant and animal tissues on-orbit, stem cell replication and related processes. The technology accelerates the evolution of organisms, particularly plants, to adapt the organism to thrive in a hostile environment including cold and/or arid climates. Plants adapted using the technology show increased tolerance for the selected hostile environment relative to traditional plants. Specific applications include the development of food crops that are tolerant of cold climates (e.g. frost resistant crops) and arid environments (drought resistant crops). A key part of our ongoing operations is the expansion of this technology to cover additional crops, animals and eventually humans, and the specific methodologies and tools that are developed from our R&D. It is therefore a part of our technology that holds much promise and, from a commercial standpoint, falls into the medium to longer term plans of the Company.

Trade Secrets

Parts of our stable of intellectual property resides in trade secrets pertaining to the manufacturing of several of the materials previously mentioned. In particular, BAM-FX™ and its derivatives are made in a complex and very specific process utilizing purpose-built equipment. These manufacturing processes are a separate technology, distinct from the patent applications, and remain highly secure and confidential. Reverse engineering of a product is always possible with sufficient resources. However, attempting to manufacture BAM-FX™ without the correct purpose-built equipment requisite to the task may result in a damaging runaway exothermic reaction. We believe that the experience we have honed over several years of manufacturing these products gives us a substantial competitive edge over any potential newcomers.

Trademarks

In 2014, we filed trademark applications to protect “BAM-FX™” which are currently pending. Our patent for “Unlocking Nutrition for the World” was registered on September 8, 2015 We also hold a number of other common law trademarks that we may register in the future.

Strategic Relationships

1.	UC Davis, Department of Land, Air & Water Resources: The Company is currently conducting field trials of BAM-FX™ initially with walnut trees in conjunction with the Department of Land, Air & Water Resources at the University of California, Davis.

2.	NASA – During January 2016, the Company executed a new five-year Reimbursable Space Act Agreement, (“RSAA”), with NASA Ames Research Center (“NASA ARC”) and an existing investor and contractor, Intrinsyx Technologies Corporation (“Intrinsyx”). The RSAA will give the Company access to NASA scientists and laboratories, which when engaged, may assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets. The primary objectives of the RSAA are:

a.	To establish the scientific basis for action of ZGSI products,
b.	To quantify the impact of ZGSI products on plant growth and productivity,
c.	To evaluate and test the impact of ZGSI products on yield physiology of selected crops important to commercial agriculture and NASA applications, and
d.	To evaluate and test the potential utility of ZGSI products to NASA space biology and life support applications.

3.	Intrinsyx Technologies Corporation (“Intrinsyx”) is an engineering and information technology services company that has delivered innovative, high-performance IT solutions for space systems and payloads to NASA for over 11 years. Intrinsyx is an important collaborator in our third-party funded field trials of our BAM-FX™ formulation. We expect that Intrinsyx will also liaise locally with NASA in order to support our continued access to NASA-funded research and development on the ISS.

4.	The Tropical Research and Education Center of the University of Florida Institute of Food and Agricultural Sciences located in Homestead (“IFAS/TREC”) has conducted field trials on BAM-FX™ on multiple crops. TREC was the primary investigator during five trails of our Directed Selection™ technology on flights to the ISS.

5.

The Center for the Advancement of Science in Space (“CASIS”) is the new non-governmental organizatons responsible for the management of the United States’ portion of the ISS, which has been designated as a national laboratory. We are continuing discussions with CASSIS to use the facility at the Kennedy Space Center for lab support of our plant research.

6.	We are currently in discussions with Space Florida to create a BAM-FX™ agricultural innovation center for the purpose of combining knowledge gathered on the ISS with the need for improved ground focused applications.

Government Regulations

Although the BAM-FX™ product is different than most fertilizers available, we believe that most state regulatory agencies will require us to register it as a fertilizer. The BAM-FX™ product has been registered and issued a license as a liquid fertilizer by the State of California. California is considered one of the most difficult states to gain such registration, and may establish strong precedent for other states to allow such registration of the BAM-FX™ product. The Company does not make any claims that BAM-FX™ is a fungicide, bactericide or pesticide, including the related patent applications, thus alleviating most regulatory oversight. All ingredients in the formulation are categorized as Generally Regarded as Safe (“GRAS”) by the United States Food and Drug Administration (“USFDA”).

With our Directed Selection™ technology utilized in the creation of new varieties of an existing plant’s stem cell with unique characteristics, the resulting plant is developed exclusively through differential gene expression by exposure of the indigenous genome of the original plant to microgravity. No foreign DNA or genetic material is added or introduced to the genome, thus it is not considered to be a GMO and the Company believes that it would likely not fall under regulations that GMOs face. We believe that plants developed with Directed Selection™ technology would be regulated by the USFDA as are other non-genetically modified plants and we do not expect regulation to significantly impact our business plan.

Application of the Directed Selection™ technology to develop human stem cells represents a long term goal of the Company and therefore we have not fully investigated the level of regulation the resulting products may face. The Company will complete a full review of the applicable regulations before beginning any product development efforts.

We expect that any products utilizing our Superoxide Dismutase (SOD) patent license will be subject to regulatory control. At this time we have not completed research or development efforts in this area determine how a product may be regulated, if developed, as it relates to our Directed Selection technology.

Competition

There are more than 700 major fertilizer manufactures worldwide. Of those, approximately 80% manufacture a fertilizer including nitrogen. As a standalone product, BAM-FX™ will compete with these fertilizers or become a supplemental treatment with an additional application. We believe that our product can create improved end product value exceeding the cost of BAM-FX™. BAM-FX™ is engaged in laboratory and agricultural field testing. Preliminary data suggest that the positive effects of BAM-FX™ applications to all plants tested has made them healthier and more robust and productive.

The BAM-FX™ formula can be integrated into existing formulated, liquid fertilizers as an additional ingredient. Lab and field research indicates that, by blending BAM-FX™ with existing, widely distributed, “branded” products, we could become a major supplier to nitrogen based fertilizer producers making their way into the marketplace. BAM-FX™ works synergistically with and greatly improves other fertilizer products and therefore we could become a significant ingredient supplier to major companies with existing wide distribution. We are not aware of a direct competitor utilizing this business strategy.

Internal formulation research is ongoing as customization will be important to accommodate variations in soil and environmental conditions. New discoveries through earth and space research may result in products capable of growing plants in more formidable climatic conditions, which could give BAM-FX™ an additional future competitive advantage.

Competitive Advantage/Barriers to Entry:

The Company believes that ZGSI has adequately protected its intellectual property and has developed a strong, professional team and developed excellent relationships with industry leaders that provide it a positive competitive position.

•	Manufacturing methods for BAM-FX™ ionic mineral delivery system are trade secrets, which would be cost prohibitive and time consuming to reverse engineer. This proprietary and confidential method of manufacturing has been developed and refined over two decades of trial and error. Additionally, attempting to manufacture BAM-FX™ without the customized manufacturing machinery and methodology could pose a physical safety hazard.
•	Through our officers and scientists, we have access to the International Space Station.
•	ZGSI has a world-class science team working in conjunction with IFAS/TREC that accomplished several space shuttle flights and subsequent space flights that continued to study stem cell science on the Shuttle, ISS-National Lab missions.

•	We enjoy a close working relationship with the USDA Agriculture Research Services Labs, UC Davis, Utah State University, IFAS/TREC and other recognized agricultural industry leaders and academic institutions.
•	The Company has an experienced management team with many years in industry, business operations, corporate finance, intellectual property development and protection as well as a world-class scientific and senior advisory boards.

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

The Company leases office space located at 190 N.W. Spanish River Blvd, Suites 101/102, Boca Raton, Florida 33431 for a monthly rate of $4,925. BAM Agricultural Solutions, Inc. maintains/leases its manufacturing facility located at 1461 NW 25th Drive, Okeechobee, FL 34972 for $1,017 per month and a warehouse at 9685 New Avenue, Gilroy CA. for $100 per month. All of these leases have annual terms except our warehouse in Gilroy, CA is under a month to month lease.

We believe our facilities are adequate for our current needs and that, if required, we will be able to locate suitable new office space and additional manufacturing capacity if needed.

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

Market Information.

Our common stock is presently quoted on the OTC Pink Market under the symbol “ZGSI”, although there has not been an active trading market for the shares. Accordingly, we are not including a history of reported trades in the public market because of the limited and sporadic trading. There have been 600 shares traded in the past 12 months.

Holders

As of March 20, 2016, there were 241 record holders of an aggregate of 38,679,597 shares of the Common Stock issued and outstanding.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Securities Authorized for Issuance under Equity Compensation Plan

On November 30, 2015, the Board of Directors authorized and approved the adoption of the 2015 Equity Incentive Plan, (“2015 Plan”), which reserves for issuance 4,000,000 shares of the Company’s common stock, which may be granted from time to time to Directors, employees and certain independent contractors. The 2015 Plan was approved by 51.184% of the shareholders on December 2, 2015. No securities had been approved for issuance as of December 31, 2015. Subsequent to December 31, 2015, a total of 4,000,000 shares have been issued or reserved for issuance under the 2015 Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Set forth below is information regarding shares of common stock issued and warrants granted by us since December 31, 2011, that were not registered under the Securities Act. Also included is the consideration, if any received by us, for securities and information relating to the Securities Act, or rules of the SEC, under which exemption from registration was claimed.

(1)	From March 2013 until February 27, 2015, the Company has participated in a continuous offering of up to 8,000,000 of its shares of Common Stock to accredited and non-accredited investors, under which investors purchased shares for a purchase price equal to $0.50 per share. Under this offering, which was oversubscribed, the Company has issued 8,896,594 shares and received a total of $4,448,297.

(2)	In February-March 2015, the Company issued 200,000 fully vested, non-forfeitable warrants to our Director Michael Smith for his service as a director having a fair value of $92,479 and, in connection to his service as the Company’s Chief Financial Officer, 100,000 shares of the Company’s common stock to Timothy A. Peach, along with cashless warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.50 with a term of five years.

(3)	On July 16, 2015, Michael T. Smith, a member of the Company’s Board of Directors, made an unsecured loan to the Company in the principal face amount of $500,000. The Company issued Mr. Smith a promissory note bearing interest at the rate of 8.5% per annum, such interest being payable by the Company to Mr. Smith quarterly. The loan shall be repaid in full by the Company, plus all unpaid interest, by July 16, 2016. Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or premium. As additional consideration for the loan, Mr. Smith also received a five-year cashless warrant to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

(4)	During October, 2015, we commenced a private offering of up to $10,000,000 of our securities. The $10,000,000 offering consists of 8,000,000 units at $1.25 per unit; each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2.00. The Company executed and delivered a side letter with certain investors to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the new offering. Through December 31, 2015, the Company issued 3,634,000 shares of common stock and 3,634,000 warrants to purchase an additional share of the Company’s common stock pursuant to this offering (which includes the retroactive adjustment for the May 2015 offering).

(5)	During the year ended December 31, 2015, the Company issued 372,000 shares of common stock and 1,613,500 fully vested, non-forfeitable warrants to employees, directors and consultants for services.

In connection with the private offerings noted above, the Company has engaged a broker/dealer, Livingston Securities, LLC, to assist as placement agent for the securities. No underwriters were involved in the foregoing issuances of securities. Each of the above transactions were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. The recipient of the securities in each of these transactions represented his, her or its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in each of these transactions. In each case, the recipient had adequate access, through his, her or its relationship with the Company, to information about Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on its two primary business segments: 1) BAM-FX™, which is a cost effective, ionic nutrient delivery system for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant; and 2) Directed Selection™, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the International Space Station. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are separated between two primary wholly owned subsidiaries. BAM Agricultural Solutions, Inc., (“BAM Inc.”), oversees product introduction and business development through in-field trials with crop growers, produces and sells our BAM-FX™ product. Zero Gravity Life Sciences Inc. (“ZGLS”) is responsible for any space research projects, life science applications of our technology and conducting research on future BAM Inc. product lines. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our performance and provide focus on our different business activities.

A separate wholly owned subsidiary, Zero Gravity Solutions, LTD (ZGS Ltd.), domiciled in England, was engaged in European market and business development. During the first quarter of 2015, the Company conducted a review of its operating expenses and use of resources and determined that certain administrative and support costs were outside the scope of the 2015 business plan. Accordingly, the Company made reductions in personnel and curtailed operations of ZGS Ltd. during April 2015. ZGS Ltd. was liquidated during the early part of the fourth quarter of 2015. The Company intends to redirect those financial resources to BAM-FX™ trials and commercialization in North and South American markets during the fourth quarter 2015 and throughout 2016. The Company expects to address European markets for BAM-FX™ at a future time when adequate resources are available to pursue the European markets and all local regulatory and import requirements are satisfied for import of BAM-FX™.

The Company is currently focused on its near-term revenue generation plan through the introduction of the Company’s first commercial product, BAM-FX™, to the world’s agricultural markets. The Company conducted field trials on a variety of crops in laboratory and academic settings as well as in-field applications on grower/end-user crops during 2014. These trials showed very positive results including a significant increase in yield, quality and nutritional value in a variety of crops. Given the success of trials conducted in 2014, the Company expanded field applications with those trial participants during 2015. During 2015, the Company initiated in excess of sixty (60) trials on a variety of field crops, vegetables and fruits with first year participants and additional trials commenced with initial participants. Many of our second season trials have completed or are near completion. The final results for these trials are expect to be available during the first quarter 2016, however, initial observations show significant yield and biomass improvements for crops treated. The number of trials on grower/end-user crops expanded during 2015 in the Midwest United States, Rocky Mountain States, California, Florida, Chile, Pakistan, Mexico and Guatemala. To support its commercial and field trial efforts, the Company has hired or contracted with certified crop advisors and qualified personnel for sales and marketing support, in field test research and toxicology services.

The Company opened a manufacturing facility during the third quarter of 2014 to supply product for trial and expected future product demand and began the commercial roll out of BAM-FX™ into the world’s agricultural markets. Manufacturing is conducted on an as needed batch process. The Company conducted a complete regulatory review of the manufacturing operations during the first quarter of 2015 and during 2015 has made certain policy and procedural changes to ensure compliance with good manufacturing processes and regulatory requirements. During the third quarter of 2015, the Company engaged a chemical process engineer to analyze plant operations and audit adherence to regulatory requirements. The Company expects to make ongoing process improvements and equipment modifications to existing equipment to enhance efficiencies resulting from the recommendations made; and also expects to add a second processing line for redundancy on or about the third quarter of 2016.

During the second quarter of 2015, our chief scientist began developing new formulations of BAM-FX™ to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulation addresses known plant deficiencies of boron, manganese, magnesium and iron and can be manufactured to include all or numerous combinations of these elements. The new formulation has been tested by an independent laboratory and verified the existence of and ability to combine those elements. We expect to further develop these formulations in a laboratory setting and perform limited trials of new formulations during 2016.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX™ and identify additional commercial markets for the product. During the first quarter of 2016, the Company executed a new five year Reimbursable Space Act Agreement, (“RSAA”), with NASA ARC and an existing investor and contractor, Intrinsyx. The RSAA will give the Company access to NASA scientists and laboratories, which when engaged, may assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets.

Although we have started and realized nominal product sales we anticipate that in the near term, ongoing expenses, including product marketing, manufacturing process improvement, developing distributor relationships and the expansion of our in field sales and technical personnel, will be funded primarily by proceeds from sales of our securities. On February 27, 2015, we closed a private offering that commenced in March 2013 which raised gross proceeds of $4,448,297 of which $1,253,800 was received during 2015. Beginning in May 2015, we began an additional offering from which, as of December 31, 2015, we received $4,542,500 in gross proceeds. Direct offering costs relating to these offerings were $536,250 as of December 31, 2015. Subsequent to year end we received an additional $1,627,500 in gross proceeds.

On July 16, 2015, the Company executed a $500,000 Promissory Note with a Member of the Board of Directors, Michael T. Smith. The Promissory Note carries interest of 8.5% per annum, interest payable quarterly, with a maturity date of July 16, 2016. The Company may prepay the obligation without prepayment penalty.

We have generated nominal revenues from our operations thus far and expect that product sales will increase significantly in 2016. The sale cycle for BAM-FX™ in agricultural markets is generally two years or two crop growing seasons with beneficial results. A customer generally will purchase a product after successfully testing over two consecutive crop growing seasons and verifying the product’s consistent performance and benefits on crop yields.

During 2014, we commenced numerous grower trials on numerous crops, which 2015 was second year of testing the benefits of applying BAM-FX™ on those same crops. In 2015, we also initiated a number of trials with new growers, their first season of testing. Although final analysis of results is in process, the initial results of the second season trials have been favorable. We believe the favorable second year test results will result in an increase in revenue from sales in 2016 as growers have replicated crop improvement using BAM-FX™ and will begin to purchase inventory for the 2016 growing season. We cannot, however, guarantee we will be successful in generating significant revenue in 2016 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute on our 2016 business plan and realize revenues expected.

Results of Operations

For the year ended
	2015	2014	$ Change	% Change

Revenue	$137,362	$11,218	$126,144	1124.5%

Cost of Revenue	21,324	2,609	18,715	717.3%

Gross Profit	116,038	8,609	107,429	1247.9%
Operating Expenses	4,895,443	2,869,366	2,026,077	70.6%

Loss from Operations	(4,779,405)	(2,860,757)	(1,918,648)	(67.1)%

Other Income / (Expense)	(126,137)	(3,570)	(122,567)	(3,433.2)%

Net Loss	$(4,905,542)	$(2,864,327)	$(2,041,215)	(71.3)%

Net loss per share - basic and diluted	$(0.15)	$(0.10)	$(0.05)	(50.0)%

Revenue for the year ended December 31, 2015 was $137,362, an increase of $126,144 or 1124.5% over $11,218 during the year ended December 31, 2014. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in two crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. During the year ended December 31, 2014, the Company initiated trials of BAM-FX™ with a number of growers. The in field trials with those growers were repeated during the year ended December 31, 2015. The overall observed results from the second season trials support the initial trial results, showing consistent improvement in crop yields and quality. Based on observed results from our second season trials, we have begun to see distributor and grower interest in purchasing BAM-FX™, resulting in initial orders and revenue during 2015.

For the year ended December 31, 2015, cost of revenue was $21,324, an increase of $18,715 over $2,609 reported during the same period in 2014. The increase in cost of revenue is directly related to our increase in revenue for the year ended December 31, 2015 over 2014.

Operating Expenses increased by $2,026,000 to $4,895,000 for the year ended December 31, 2015 compared to $2,870,000 for the year ended December 31, 2014, or 70.6%. The increase in operating expense is primarily due to an increase in personnel, consultant and professional expenses related to public company filing requirements and an increase in sales, marketing and technical consultant expense for commercial product introduction, ongoing product trials and collection of and analysis of trial results of $848,000; an increase in legal expense of $154,000 for services related to the Company’s intellectual property and general corporate matters; and, an increase in insurance expense of $71,000 primarily due to an increase in directors and officers and product liability expense. Non-cash equity compensation paid to consultants, board members and employees included in general and administrative expense was $1,876,000 for the year ended December 31, 2015, an increase of $915,000 compared to $961,000 for the year ended December 31, 2014. Research and development expense included in operating expenses decreased by $101,000 to $27,000 from $128,000 during the year ended December 31, 2015 from the same period in 2014. The decrease is primarily due to a decrease in the expense of academic studies performed on BAM-FX™, the savings, on which, were directed to BAM-FX™ field crop trials.

Other expenses for the year ended December 31, 2015 increased by $122,000 to $126,000 from $4,000 for the year ended December 31, 2014. The increase in other expense is primarily due to interest expense on and accretion of debt discount in connection with the 8.5% Promissory Note executed on July 16, 2015, with our Director Michael Smith

Net loss for the year ended December 31, 2015 increased by $2,041,000 to $4,906,000 from net loss of $2,864,000 for the year ended December 31, 2014. The increase in net loss is primarily due to the increase in operating expense for the year ended December 31, 2015 of $2,016,000 and an increase in other expense of $122,000 offset by an increase in gross profit realized during the period of $107,000.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 increased by $1,024,000 to $3,173,000 from $2,153,000 for year ended December 31, 2014. The increase in net cash used in operating activities is primarily due to an increase in net loss of $2,041,000 offset by an increase in warrants issued for services of $751,000 included in net loss, an increase in amortization of debt issuance costs of $105,000 and a net decrease in prepaid expense of $132,000, included in changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 of $16,000 decreased $30,000 from the year ended December 31, 2014 of $46,000, due to the reduction of cash paid to purchase equipment

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $3,625,000 to $5,787,000 for the year ended December 31, 2015 from $2,162,000 for the year ended December 31, 2014. The increase in net cash provided by financing activities is due primarily to an increase in the proceeds from the sale of common stock of $3,613, 000, the issuance of a promissory note of $500,000, offset by payments on notes payable of $119,000, an increase of $38,000 in notes payable on our insurance policies and an increase in offering costs from the sale of common stock of $441,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2016 business plan may exceed $300,000 per month primarily due to an increase in connection with our work with NASA through the RSAA, the costs of additional personnel and personnel related costs to develop markets for the sale of our product, BAM-FX™ and improvements to manufacturing facility and process.

We filed a registration statement on Form 10 with the SEC that became effective in February 2015 and requires us to operate as a fully reporting public company. We expect to incur additional personnel and professional costs associated with operating as a fully reporting public company. Accordingly, we have acknowledged the need to obtain additional funding to operate the Company and have continued to raise funds through a private offering.

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

Adequate additional financing may not be realized from our private offering or otherwise may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability and we may never do so.

Cash on Hand

As of December 31, 2015, the Company had a cash balance of $2,851,118 compared to a cash balance of $253,677 as of December 31, 2014.

Total assets were $3,465,227 and $588,229 at December 31, 2015 and December 31, 2014, respectively. Working capital was $2,524,105 and $215,768 at December 31, 2015 and 2014, respectively. The increase in working capital during the period was primarily due to proceeds from issuance of a note payable from our Director Michael Smith and from the sale of common stock, net of offering expenses and payments of notes payable, of $5,786,859 offset by net cash used in operating activities of $3,165,617 and purchases of equipment of $15,862. Total stockholders’ equity increased by $2,459,035 to $2,775,657 at December 31, 2015 from $316,622 at December 31, 2014.

Outlook

Required Capital Over the Next Year

We do not believe that we can accurately predict revenues and cash flow at this time due to the fact that our product, BAM-FX™, is new in the agricultural markets. We will need additional funding to cover 2016 expenses. Subsequent to December 31, 2015 through March 20, 2016 we issued 1,302,000 shares of common stock and warrants to purchase 1,302,000 shares of our common stock pursuant to our private offering for $1,627,500 in gross proceeds. Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will be sufficient to cover our future operating costs for twelve months.

The sales cycle for our product BAM-FX™ in agriculture markets is generally two growing seasons. We have completed our second season of introducing BAM-FX™ as a commercial product and believe that positive trial results on growers’ crops will result in product sales to those growers and distributors during 2016. We expect that the cost of developing domestic and international markets for the sale of our product, BAM-FX™, research and product validation with NASA ARC under our RSAA, and manufacturing process improvements will increase approximately 20 to 25% over our current year to date costs during 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Note 1.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that (i) information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and (ii) that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. The Company concluded that the Company has material weaknesses in our internal control over financial reporting because there is not an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited resources of the Company.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. The Company concluded that the Company has material weaknesses in our internal control over financial reporting because there is not an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited resources of the Company

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

The Company has changed the composition of its Board of Directors to have a majority of independent Directors during December 2015. We also created an Audit Committee and Compensation Committee in 2016.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors:

Name	Age	Position
Harvey “Kaye” Klebanoff	75	Chairman of the Board of Directors of the Company
Alexander M. Boies	30	Director of the Company
Edward F. Cowle	59	Director of the Company
Patrick Kennedy	74	Director and Vice President of Agricultural Business Development of the Company
Timothy A. Peach	64	Chief Financial Officer of the Company
Soumyo Sarkar	58	Director of the Company
Michael T. Smith	72	Director of the Company
Glenn A. Stinebaugh	69	Director, President, Acting Chief Executive Officer of the Company; President and Chief Executive Officer of BAM Inc.
John W. Kennedy	69	Chief Science Officer of the Company

Biographies of Directors and Executive Officers

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

Alexander M. Boies, Director of the Company

Mr. Boies has been a Director of the Company since December 2015. Mr. Boies currently employed as an associate at the Boies, Schiller & Flexner LLP law firm in New York, NY, where he works with a wide range of clients on complex litigation matters. He was part of the legal team that won a $663M judgment against a guardrail maker in a Qui Tam trial. Mr. Boies began working at Boies, Schiller & Flexner LLP as a summer associate in 2014 and commenced full-time employment in October 2015. From August 2012 until May 2015, Mr. Boies was enrolled as a full-time student at New York University — School of Law. During the summer of 2013, Mr. Boies interned at Legal Aid Society in their Bronx, New York — Housing Courthouse office. After graduating from the University of Michigan, Ann Arbor, with a B.S. in statistics, Mr. Boies was employed by Livingston Securities, LLC from February 2010 until May 2012, wherein he assisted with a number of private placements and IPOs, until Mr. Boies resigned in order to pursue his legal degree. Additionally, Mr. Boies participated in the management of Hawk and Horse Vineyards, a California company owned and operated by his family since 2001. Mr. Boies also was the Executive Producer on the film, “Escape Plan.” Mr. Boies brings a wide range of legal and financial skills and diverse set of experiences to the Board.

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

Soumyo Sarkar, Director of the Company

Mr. Sarkar joined the Company’s Board of Directors in December 2015. Mr. Sarkar has served as Chief Executive Officer and Portfolio Manager of Sumit Capital LLC, an independent institutionally-orientated investment advisory firm since its founding in 2010. Founded in 2010, Sumit Capital is a New York based registered investment advisor. Prior to founding Sumit Capital, Mr. Sarkar was a Managing Director with Deutsche Bank and the Founder and Head of the Deutsche Bank Matched Book Arbitrage Group. He ran the Deutsche Bank Matched Book Arbitrage Group from 1995 – 2009. Prior to joining Deutsche Bank, Soumyo ran a similar strategy within Credit Suisse proprietary trading group from 1991 – 1995. Prior to Credit Suisse, Mr. Sarkar held various research and programming roles for over five years with Solomon Brothers, Merrill Lynch and Lehman Brothers. He has an MBA from the University of Iowa’s Tippie School of Management and a BTech from the BHU Institute of Technology in Varanasi, India. We believe Mr. Sarkar brings an extensive understanding of finance and wide range of experience to the Board.

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

Biographies of Key Employees

John W. Kennedy, Chief Science Officer of the Company

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

Richard Godwin

On March 30, 2016, Mr. Richard Godwin tendered his resignation as Zero Gravity Life Science’s Chief Executive Officer and President to pursue other business interests.

Term of Office

Our directors are elected to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors annually at its annual meeting or at any regular or special meeting of the Board.

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

Corporate Governance

Audit Committee & Compensation Committee

On January 20, 2016, our Board voted to create separate audit and compensation committees of our Board. Before that time, we did not have any standing audit or compensation committees of the Board or committees performing similar functions. On February 25, 2016, our Board adopted both the Audit Committee’s charter, and the Compensation Committee’s charter.

Audit Committee. The Audit Committee is comprised of two of our independent directors, Michael Smith and Soumyo Sarkar The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of our Company’s annual audit, reviewing the adequacy of our Company’s accounting and financial controls and reviewing the independence of our Company’s independent registered public accounting firm. While the Company is not listed on the NASDAQ Stock Market, our Board has determined that each member of the Audit Committee is an “independent director” under the applicable rules and regulations of the SEC. The Board has not determined whether any of the members of the Audit Committee qualify as an “audit committee financial expert” within the applicable requirements of the SEC, but expects to make this determination during fiscal 2016 as we implement additional controls and procedures.

Compensation Committee. The Compensation Committee is comprised of two of our independent directors, Edward F. Cowle and Alexander M. Boies. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommendation to the full Board of the compensation to be offered to our non-employee directors. While the Company is not listed on the NASDAQ Stock Market, our Board has determined that each member of the Compensation Committee is independent in accordance with the the applicable rules of regulations of the SEC. In addition, the Compensation Committee evaluates the independence of each compensation consultant, outside counsel and advisor retained by or providing advice to the Compensation Committee.

Code of Ethics - Our Board has not yet adopted a code of ethics that applies to the Company’s officers and directors. However, our Board is currently evaluating ethics standards and hopes to adopt a code of ethics in 2016 as the Company completes its compliance initiatives.

Section 16 Reporting Compliance - Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Specific due dates for these records have been established, and we are required to report in this report any failure in 2015 to file by these dates. We believe that during 2015, each of the following filed a late Form 3 in relation to the Company becoming subject to Section 16 or the addition of a director to the Board: Harvey Kaye, Patrick Kennedy, Glenn A. Stinebaugh, John Wayne Kennedy, Deworth Williams, Michael Smith, Soumyo Sarkar, Alexander M. Boies, Timothy A. Peach, Richard Godwin and Edward F. Cowle. Each of the aforementioned had a Form 3 that was filed late. The Company has revised its administrative procedures to enhance the ability of the Company’s executive officers and directors to comply with such requirements. All persons subject to Section 16 requirements are current with their filings.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the year ended December 31, 2015.

Name and Principal Position	Year	Salary		Stock Awards	(10)	Option Awards	(10)	All other Compensation		Total
Glenn A. Stinebaugh	2014	$31,000		$250,000	(5)	$23,092	(6)	$—		$304,092
President and Chief Executive Officer of the Company (1)	2015	$96,000		$—		$—		$—		$96,000
Timothy A. Peach,	2014	$—		$—		$—		$—		$—
Chief Financial Officer of the Company (2)	2015	$96,000		$50,000	(7)	$92,473	(8)	$—		$238,473
Harvey “Kaye” Klebanoff,	2014	$96,000	(4)	$—		$—		$40,000	(9)	$136,000
Chairman and Director of the Company (3)	2015	$96,000		$—		$—		$15,000	(9)	$111,000

(1) On November 6, 2014, Mr. Stinebaugh was named the President and Chief Executive Officer of BAM Inc., and on November 21, 2014, he was named the President and Acting Chief Executive Officer of the Company.

(2) On February 20, 2015, Timothy A. Peach was named the Chief Financial Officer of the Company.

(3) Mr. Kaye served as President and Interim Chief Executive Officer of the Company from October 3, 2014 to November 21, 2014. Mr. Kaye currently serves as Chairman of the Board.

(4) Mr. Kaye’s 2014 salary was earned in connection with his overall service as Chairman of the Board, as President and Interim Chief Executive Officer for the period October 3, 2014 to November 21, 2014, and as Treasurer of the Company (until November 11, 2014).

(5) Mr. Stinebaugh received 500,000 shares of the Company’s common stock upon his execution of an offer letter with the Company on September 29, 2014.

(6) Mr. Stinebaugh received a five year warrant to purchase 50,000 shares of the Company’s common stock at $0.50 per share under an advisory agreement with the Company dated August 6, 2014.

(7) Mr. Peach received 100,000 shares of the Company’s common stock in connection with his execution of an at-will employment agreement with the Company on February 20, 2015.

(8) Mr. Peach received a five year warrant to purchase 200,000 shares of the Company’s common stock at $0.50 per share in connection with his execution of an at-will employment agreement with the Company on February 20, 2015. After 6 months of satisfactory services, Mr. Peach received an additional five year warrant to purchase 300,000 shares of the Company’s stock at $0.50 per share.

(9) Mr. Kaye’s entire salary of $55,000 earned in 2013 was deferred, of which $40,000 was paid in 2014 and the remainder was paid in fiscal 2015.

(10) For valuation considerations, please see Note 8 of the December 31, 2015 Notes to the Financial Statements, included in this report.

Outstanding Equity Awards at December 31, 2015 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date
Glenn A. Stinebaugh	50,000	—	$0.50	August 19, 2019
Timothy A. Peach	200,000	—	$0.50	February 22, 2020
Timothy A. Peach	300,000	—	$0.50	November 2, 2020

Narrative Discussion of Compensation Tables

Employee Agreements and Current Compensation Rates for Named Executive Officers

The named executive officers above each serve at the will of our Board of Directors, under the terms discussed below. As dictated by the Board, Mr. Harvey Kaye’s salary for fiscal year 2015 was $96,000 per annum and $96,000 per annum for 2014. In addition, Mr. Kaye’s entire salary earned in 2013 of $55,000 was deferred, of which $40,000 was paid in 2014 and the remainder was paid in fiscal 2015.

Mr. Stinebaugh initially entered into an advisory agreement with the Company, dated August 6, 2014, under which he was to serve as an advisor to the Company for a term of one year, unless terminated by mutual agreement of the parties. Under the advisory agreement, Mr. Stinebaugh received $5,000 per month for an initial period of three months, and a five year warrant to purchase 50,000 shares of the Company’s common stock at $0.50 per share. This agreement was terminated by mutual agreement of the Company and Mr. Stinebaugh on September 29, 2014 via his execution of an offer letter, described below.

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

On February 20, 2015, Mr. Peach entered into an at-will employment agreement with the Company under which he serves as the Chief Financial Officer of the Company. He receives $8,000 per month for his services to the Company, along with 100,000 shares of the Company’s common stock and a five year warrant to purchase 200,000 shares of the Company’s common stock at $0.50 per share. After six months of satisfactory service Mr. Peach received an additional five year warrant to purchase 300,000 shares of the Company’s common stock at $0.50 per share.

In March 2016, the Board of Directors, upon the recommendation of the Company’s Compensation Committee, approved increases in the salary of Mr. Stinebaugh, Mr. Kaye, and Mr. Peach, such that each would receive $12,500 per month for their services in their respective positions, to be effective retroactively beginning March 1, 2016. In addition, each of of Mr. Stinebaugh, Mr. Kaye, and Mr. Peach would be eligible for cash bonuses of $12,500 on July 31, 2016 and October 31, 2016, subject to the Company’s achievement of certain revenue targets by such dates.

Employee Benefit and Incentive Plans

The Company adopted a Stock Incentive Plan for its employees in December 2015, and health care plan for its employees in October 2015 which does not discriminate in favor of our executive officers or directors in scope, terms or operation and is available generally to all salaried employees of the Company.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	(7)	Option awards ($)	(7)	All other compensation ($)		Total ($)
Harvey Kaye	$-	$-		$-		$111,000	(1)	$111,000
Alexander M. Boies	$-	$-		$238,059	(2)	$-		$238,059
Edward F. Cowle	$-	$-		$-		$-		$-
Soumyo Sarkar	$-	$-		$238,059	(3)	$-		$238,059
Glenn A. Stinebaugh	$-	$-		$-		$96,000	(4)	$96,000
Patrick Kennedy	$-	$-		$-		$126,000	(5)	$126,000
Michael Smith	$-	$92,479	(6)	$-		$-		$92,479

(1) Mr. Kaye’s entire salary was earned in connection with his service as Chairman of the Board (including deferred amounts noted in the section above.).

(2) Alexander M. Boies joined the Board of Directors in November 2015.

(3) Soumyo Sarkar joined the Board of Directors in November 2015.

(4) Mr. Stinebaugh’s entire salary was earned in connection with his service as President and CEO of the Company and BAM Inc.

(5) Mr. P. Kennedy’s entire salary of $96,000 was earned in connection with his service as Vice President of Agricultural Business Development of the Company. He also received $30,000 pursuant to royalties earned or minimum payments under the SOD Royalty Agreement and Royalty Agreement, as discussed in Item 13.

(6) Michael Smith joined the Board of Directors in February 2015.

(7) For valuation considerations, please see Note 8 of the December 31, 2015 Notes to the Financial Statements, included in this report.

There are no written compensation agreements in place regarding the payment to any director for their service as a director. In connection with Mr. Smith’s appointment to the Board, on February 10, 2015 he received warrants to purchase 200,000 the Company’s shares of common stock with an exercise price of $0.50 having a fair value of $92,479. In connection with Mr. Boies and Mr. Sakar joining the Board, on December 2, 2015 each received warrants to purchase 200,000 of the Company’s shares of common stock with an exercise price of $2.00 having a fair value of $238,059.

Indemnification of Officers and Directors

Our bylaws provide that we will indemnify our officers and directors to the fullest extent permitted by applicable law against all liability and loss suffered and expenses (including attorney’s fees) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities, provided that the director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, unless such director or officer will have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company. We shall be required to indemnify a director or officer in connection with an action or proceeding commenced by such director or officer only if the commencement of such action or proceeding by the director or officer was authorized in advance by the Board of Directors.

We have procured a Directors and Officers Insurance Policy with National Union Fire Insurance Company of Pittsburgh, PA with an $8,000,000 limit of liability.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2016, the number of shares of Common Stock owned of record and beneficially by the named executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. Unless otherwise noted below, the address of each director and executive officer of the Company is 190 NW Spanish River Boulevard, Suite 101, Boca Raton, Florida 33431. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table:

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Executive Officers

Edward F. Cowle	2,650,000		6.89%
Harvey “Kaye” Klebanoff	2,483,000	(3)	6.46%
Patrick Kennedy	1,986,666		5.17%
Michael Smith	1,350,000	(4)	3.46%
Soumyo Sarkar	940,000	(5)(8)	2.42%
Timothy A. Peach	600,000	(6)	1.54%
Glenn A. Stinebaugh	550,000	(7)	1.43%
Alexander M. Boies	200,000	(5)	0.52%

All directors and named executive officers as a group (8 persons)	10,759,666		26.85%

5% Shareholders
John W. Kennedy (9)	7,000,000		18.21%
Deworth Williams (10)	2,615,000		6.80%
Richard Godwin (10)	2,000,000		5.20%

(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after March 9, 2016 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock.
(2)	Based on 38,449,597 shares of common stock issued and outstanding as of March 9, 2016.
(3)	The 2,483,000 shares of our common stock include 983,000 shares of our common stock owned of record by Mr. Kaye and 1,500,000 shares of our common stock owned of record by Ms. Helen Klebanoff, Mr. Kaye’s wife.
(4)	The 1,350,000 shares of our common stock are made up of (i) 700,000 shares of common stock held of record by Mr. Smith, (ii) warrants exercisable into 200,000 shares of our common stock at $0.50 per share, and (ii) warrants exercisable into 350,000 shares of our common stock at $3.00 per share.
(5)	Alexander M. Boies and Soumyo Sarkar joined our Board on November 30, 2015. In exchange for their service on the Board, each of Mr. Boies and Mr. Sarkar received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share.
(6)	The 600,000 shares of our common stock includes 100,000 shares of our common stock owned of record by Mr. Peach and warrants exercisable into 500,000 shares of our common stock at $0.50 per share.
(7)	The 550,000 shares of our common stock includes 500,000 shares of our common stock owned of record by Mr. Stinebaugh and a warrant exercisable into 50,000 shares of our common stock at $0.50 per share.
(8)	The 940,000 shares of our common stock includes 620,000 shares of our common stock owned of record by Mr. Sarkar and warrants exercisable into 320,000 shares of our common stock at $2.00 per share.
(9)	John W. Kennedy is our Chief Science Officer and previously served as a member of our Board of Directors until December 2015. His address is as follows: c/o Zero Gravity Solutions, Inc., 190 NW Spanish River Boulevard, Suite 101, Boca Raton, Florida 33431.
(10)	Deworth Williams and Richard Godwin previously served as members of our Board of Directors until December 2015. Mr. William’s address is as follows: 2681 E. Parleys Waye, Suite 204, Salt Lake City, UT 84109 Mr. Godwin’s address is as follows 955 E. Amberwood Circle, Naperville, IL 60563

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	—	—	(1)	4,000,000
Equity compensation plans not approved by security holders	—	—		—
Total	—	—	(1)	4,000,000

(1) As of December 31, 2015 there were no options, warrants or rights outstanding pursuant to the 2015 Equity Incentive Plan. Therefore, the weighted-average exercise price is not determinable.

2015 Equity Incentive Plan. In December 2015, our shareholders approved our 2015 Equity Incentive Plan (“2015 Plan”). Our 2015 Plan provides for the grant of incentive stock options to our employees and our parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our 2015 Plan also provides that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

Authorized Shares.    A total of 4,000,000 shares of our common stock are reserved for issuance pursuant to the 2015 Plan. Shares issued under our 2015 Plan may be authorized but unissued or reacquired shares of our common stock. Shares subject to stock awards granted under our 2015 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our 2015 Plan. Additionally, shares issued pursuant to stock awards under our 2015 Plan that we repurchase or that are forfeited, as well as shares reacquired by us as consideration for the exercise or purchase price of a stock award, will become available for future grant under our 2015 Plan.

Administration.    Our Board of Directors, or a duly authorized committee thereof (collectively, the “Committee”), has the authority to administer our 2015 Plan. Our Board may also delegate to one or more of our officers the authority to designate employees other than Directors and officers to receive specified stock, which, in respect to those awards, said officer or officers shall then have all that the Committee would have.

Subject to the terms of our 2015 Plan, the Committee has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of our common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under our 2015 Plan. The Committee has the power to modify outstanding awards under our 2015 Plan, subject to the terms of the 2015 Plan and applicable law. Subject to the terms of our 2015 Plan, the Committee has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. Stock options may be granted under the 2015 Plan. The exercise price of options granted under our 2015 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed 5 years and the exercise price must equal at least 110% of the fair market value on the grant date. The Committee will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the Committee, as well as other types of consideration permitted by applicable law. No single participant may receive more than 25% of the total options awarded in any single year. Subject to the provisions of our 2015 Plan, the Committee determines the other terms of options.

Performance Shares. Performance shares may be granted under our 2015 Plan. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The Committee will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. After the grant of a performance share, the Committee, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance shares. The Committee, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof, per the terms of the agreement approved by the Committee and delivered to the participant. This agreement will state all terms and condition of the agreements.

Restricted Stock. The terms and conditions of any restricted stock awards granted to a participant will be set forth in an award agreement and, subject to the provisions in the 2015 Plan, will be determined by the Committee. Under a restricted stock award, we issue shares of our common stock to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. The Committee will determine the vesting schedule and performance objectives, if any, applicable to each restricted stock award. Unless the Committee determines otherwise, the recipient may vote and receive dividends on shares of restricted stock issued under our 2015 Plan.

Other Share-Based Awards and Cash Awards. The Committee may make other forms of equity-based awards under our 2015 Plan, including, for example, deferred shares, stock bonus awards and dividend equivalent awards. In addition, our 2015 Plan authorizes us to make annual and other cash incentive awards based on achieving performance goals that are pre-established by our compensation committee.

Change in Control.    If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while awards or options remain outstanding under the 2015 Plan, unless provisions are made in connection with such transaction for the continuance of the 2015 Plan and/or the assumption or substitution of such awards or options with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the relevant agreements, terminate immediately as of the effective date of any such merger, consolidation or sale.

Change in Capitalization. If the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the common stock outstanding, without receiving consideration therefore in money, services or property, then awards amounts, type, limitations, and other relevant consideration shall be appropriately and proportionately adjusted. The Committee shall make such adjustments, and its determinations shall be final, binding and conclusive.

Plan Amendment or Termination.    Our Board has the authority to amend, suspend, or terminate our 2015 Plan, provided that such action does not materially impair the existing rights of any participant without such participant's written consent. The 2015 Plan will terminate ten (10) years after the earlier of (i) the date the 2015 Plan is adopted by the Board, or (ii) the date the 2015 Plan is approved by the stockholders, except that awards that are granted under the 2015 Plan prior to its termination will continue to be administered under the terms of the 2015 Plan until the awards terminate, expire or are exercised.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as otherwise indicated herein or in item 11 above, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

•	During the year ended December 31, 2013, the Williams Investment Company, which is fully owned by Deworth Williams, our former director, advanced $20,000 to the Company. The advance was non-interest bearing, unsecured and due on demand. The outstanding note balance at December 31, 2013 was $20,000. For the year ended December 31, 2013, the Company recorded $525 as imputed interest. The note was repaid in full during January 2014.

•	On August 29, 2013, the Williams Investment Company, which is fully owned by Mr. Williams, our former director, advanced $15,000 to the Company via verbal agreement to assist with the Company’s payroll needs. The advance bears interest at 10%, was unsecured and due on demand. The outstanding note balance at December 31, 2014 was $11,000 plus accrued interest of $2,064. This note was paid off March 13, 2015. The largest amount of principal outstanding during the year ended December 31, 2015 was $11,000. No interest was paid during either of the years ended December 31, 2015 or 2014.

•	On December 12, 2013, our former director and current Chief Science Officer, Mr. John W. Kennedy and current director, Mr. Patrick Kennedy, and the Company entered into a royalty agreement (the “Royalty Agreement”) having a term of 25 years, wherein the Company is required to pay royalty fees to Messrs. John W. Kennedy and Patrick. Kennedy, in the amount of (1) 5% of gross sales of the BAM-FX™ product (and related products), of which 3% will be paid to John W. Kennedy and 2% to Patrick Kennedy, and/or (2) 10% of any license or sub-license of the product or related products, of which 6% will be paid to John W. Kennedy and 4% to P. Kennedy. The Royalty Agreement allowed the Company to pay Messrs. John W. Kennedy and Patrick Kennedy advance royalties as determined by the CEO of the Company, to be deducted from any future royalties due. In March 2015, the Royalty Agreement was superseded by the SOD Royalty Agreement, described below.

•

On March 13, 2015, the Company entered into a new License and Royalty Agreement with Messrs. John W. Kennedy and Patrick Kennedy in connection with the patent application relating to the Copper/Zinc Superoxide Dismutase (SOD) Formulation for the Treatment of Traumas Including Amyotrophic Lateral Sclerosis for manufacturing, commercial opportunities and/or supply and/or research for products which may be developed by the Company for fertilizers and for humans and animals such as remediation of radiation of astronauts and other oxidative stress conditions discovered in a micro/zero gravity environment (“SOD Royalty Agreement”). The SOD Royalty Agreement superseded the Royalty Agreement. The SOD Royalty Agreement has a term of 25 years and the Company has an obligation to pay royalty fees to Messrs. John W. Kennedy and Patrick Kennedy, in the amount of (1) 5% of gross sales of commercial product developed and sold (and related products), of which 3% will be paid to John W. Kennedy and 2% to Patrick Kennedy, and/or (2) 10% of any license or sub-license of the product or related products, of which 6% will be paid to John W. Kennedy and 4% to Patrick Kennedy. The SOD Royalty Agreement also requires a minimum payment of $2,500 to each individual per month, unearned portions of which may be applied against future royalties earned.

For the year ended December 31, 2014, John W. Kennedy and Patrick Kennedy received $0, and $30,000, respectively, under the Royalty Agreement, of which $280 and $187, respectively, was earned, the remaining amount representing prepayments of royalties. For the year ended December 31, 2015, John W. Kennedy and Patrick Kennedy received minimum payments under the SOD Royalty Agreement (or prepayments under the Royalty Agreement) of $15,000 and $30,000, respectively, of which John W. Kennedy and Patrick Kennedy earned royalties of $4,976 and $3,317, respectively, under either the Royalty Agreement or SOD Royalty Agreement.

•	As of December 31, 2015, the Company has paid a total of $124,262 of legal fees related to the approval and issuance of the patent for “Bioavailable Minerals for Plant Health” and legal fees to maintain, protect and litigate the inventor’s rights in the patent for “Mitigation of Plant and Animal Diseases using Bioavailable Minerals”. This patent is held by former director and current Chief Science Officer, Mr. John W. Kennedy and current director, Mr. Patrick Kennedy. The patent is a related patent to be held or licensed by the Company. The Company may utilize this patent in future and reserves the right to negotiate for this patent at a later date.

•	On March 10, 2015, the Company entered into a Consulting Agreement with Williams Investment Company and Deworth Williams, a former director of the Company. Under the Consulting Agreement, Williams provided advice and recommendations to the Company with respect to investor relations, public relations and general corporate business development advice for a period of six months beginning on the date of the Agreement. The Company paid $50,000 upon execution of the Agreements with additional payments of $150,000 due in equal installments on June 6, 2015 and August 6, 2015. As of December 31, 2015 and to date $90,000 is still payable.

•	In July 2015, Mr. Smith, our director, advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, payable quarterly, and is due in July 2016. In connection with the note payable, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. As of December 31, 2015, accretion of the debt discount of $47,345 was recorded in other expenses on the statement of operations. The total amount of principal and interest paid during the year ended December 31, 2015 was $0 and $18,333, respectively.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Harvey Kaye, Patrick Kennedy, and Glenn A. Stinebaugh would not be considered independent as they serve currently or have served as the officers of the Company within the past three years. Alexander M. Boies, Soumyo Sarkar, Edward F. Cowle and Michael Smith may be considered independent under this standard.

Policies Regarding Conflicts of Interests and Related Party Transactions

We have not adopted formal policies or procedures for the review or approval of related party transactions or the management of conflicts of interest. However, our Board is in the process of establishing such policies with the intent to have them in place subsequent to the effectiveness of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors approved formation of an Audit Committee on January 20, 2016 which is comprised of two members of the Board of Directors.

As disclosed in our Form 8-K filed on November 5, 2015, we dismissed Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as our independent accountant on October 26, 2015, and engaged Crowe GHP Horwath (“Crowe”) to serve as our new independent registered public accounting firm. The following table sets forth the aggregate fees billed to us by Sadler Gibb for the fiscal year ended December 31, 2014 and a portion of the fiscal year ended December 31, 2015, and by Crowe for a portion of the fiscal year ended December 31, 2015:

	Crowe	Sadler Gibb
	2015	2015	2014
Audit Fees	$43,000	$5,000	$22,500
Audit Related Fees	8,000	-	-
Tax Fees	-	3,025	1,125
Other Fees	-	-	-
Totals	$51,000	$8,025	$23,625

Audit fees represent amounts billed for professional services rendered or expected to be rendered for the audit of our annual financial statements.

Audit-related fees represent professional services rendered or expected to be rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. Our Audit Committee is of the opinion that the Audit-Related Fees charged by Sadler Gibb and Crowe were consistent with each independent accountant maintaining its independence from us.

Tax fees represent professional services rendered or expected to be rendered by the accounting firm for tax compliance.

All other fees represent fees billed for products and services provided by the accounting firm and subcontractors, other than the services reported for the other three categories.

The Audit Committee of the Company approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

(b) Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation, Amendments to Articles of Incorporation and Articles of Merger+
3.2	Second Amended and Restated By-Laws of the Company (previously filed with the Company’s Form 8-K filed October 5, 2015)
4.1	Form of Certificate of Common Stock+
4.2	Form of Cashless Warrant+
4.3	Form of Warrant issued to Mr. Michael Smith (previously filed with the Company’s Form 8-K filed July 23, 2015)
4.4	Form of Warrant utilized in our private offering ending in March 2016 (previously filed with the Company’s Form 8-K filed November 20, 2015)
10.1	Form of Securities Purchase Agreement utilized in our offering ending in February 2015+
10.2	Offer Letter to Glenn A. Stinebaugh dated September 23, 2014+
10.3	Lease Agreement between the Company and MRK Acquisition, Inc. dated April 12, 2013+
10.4	Patent Acquisition Agreement between the Company and JW Kennedy dated December 3, 2012+
10.5	BAM-FX Royalty Agreement between the Company and JW Kennedy and P. Kennedy dated December 11, 2013+
10.6	SOD Royalty Agreement between the Company and JW. Kennedy dated March 12, 2015++
10.7	Assignment of BAM Patent to Company by JW Kennedy dated July 30, 2013+
10.8	Consulting Agreement between the Company and Williams Investment Company, Inc. dated March 10, 2015++
10.9	At-Will Employment Agreement, dated March 12, 2015, between the Company and Timothy A. Peach (previously filed with the Company’s Form 8-K filed March 13, 2015)
10.10	Promissory Note between the Company and Mr. Michael Smith (previously filed with the Company’s Form 8-K filed July 23, 2015)
10.11	Form of Subscription Agreement utilized in our private offering ending in March 2016 (previously filed with the Company’s Form 8-K filed November 20, 2015)
10.12	Form of Piggyback Registration Rights Agreement utilized in our private offering ending in March 2016 (previously filed with the Company’s Form 8-K filed November 20, 2015)
10.13	Reimbursable Space Act Agreement, dated January 11, 2016, between the Company and The National Aeronautics and Space Administration Ames Research Center (previously filed with the Company’s Form 8-K filed January 15, 2016)
10.14	SOD Assignment dated November 11, 2015*
10.15	Lease agreement for manufacturing facility by and between BAM Inc. and Palm City Interiors, Inc., dated August 11, 2014*
16.1	Letter dated November 3, 2015 from Sadler, Gibb & Associates, LLC (previously filed with the Company’s Form 8-K filed November 5, 2015)
21.1	Subsidiary List*
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Audit Committee’s Charter*
99.2	Compensation Committee’s Charter*
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

+Previously filed with the Company’s Registration Statement on Form 10, filed with the SEC on December 29, 2014.

++ Previously filed with the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2015.

* Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 30, 2016	ZERO GRAVITY SOLUTIONS, INC.

	By:	/s/ Glenn A. Stinebaugh
Glenn A. Stinebaugh Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016.

Signatures:	Title:
/s/ Harvey Kaye	Director, Chairman of the Board
Harvey Kaye

/s/ Alexander M. Boies	Director
Alexander M. Boies

/s/ Patrick Kennedy	Director
Patrick Kennedy

/s/ Soumyo Sarkar	Director
Soumyo Sarkar

/s/ Michael Smith	Director
Michael Smith

/s/ Edward F. Cowle	Director
Edward F. Cowle

/s/ Glenn A. Stinebaugh	Director, Chief Executive Officer, President (Principal Executive
Glenn A. Stinebaugh	Officer)

/s/ Timothy A. Peach	Chief Financial Officer (Principal Financial Officer)
Timothy A. Peach

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

CONTENTS

PAGES	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND 2014.

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014.

PAGE	F-6	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014.

PAGES	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014.

PAGES	F-8- F-17	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GHP Horwath, P.C. Member Crowe Horwath International 1801 California Street, Suite 2200 Denver, CO 80202 +1.303.831.5000 Tel +1.303.831.5001 Fax www.croweghphorwath.com

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zero Gravity Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Zero Gravity Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GHP Horwath, P.C.

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Zero Gravity Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Zero Gravity Solutions, Inc. (the Company) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Zero Gravity Solutions, Inc. as of December 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS

Cash	$2,851,118	$253,677
Accounts receivable	44,877	1,325
Prepaid services	97,330	83,333
Prepaid expenses	198,416	130,448
Inventory	21,934	18,592

Total Current Assets	3,213,675	487,375

Property and equipment - net	51,736	44,142

OTHER ASSETS

Deposit	6,534	6,356
Advance on future royalties - related parties	193,282	50,356

TOTAL ASSETS	$3,465,227	$588,229

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$66,945	$128,460
Accounts payable, related party	90,000	-
Deferred compensation, related party	12,500	27,500
Notes payable - related party, net of discount of $122,631 and $0 respectively	377,369	11,000
Notes payable	142,756	104,647
Total Current Liabilities	689,570	271,607
Commitments	-	-

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized, at $0.001 par value, 37,357,597 and 30,844,597 shares issued and outstanding, respectively	37,358	30,845
Common stock to be issued	-	25,000
Additional paid-in capital	12,129,502	4,748,285
Accumulated other comprehensive loss	-	(1,847)
Accumulated deficit	(9,391,203)	(4,485,661)

Total Stockholders' Equity	2,775,657	316,622

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,465,227	$588,229

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss

	Year Ended December 31,
	2015	2014
REVENUE
Sale of goods	$137,362	$11,218
Total Revenue	137,362	11,218
COST OF REVENUE
Cost of goods sold	13,311	2,142
Royalty expense	8,013	467
Total Cost of Revenue	21,324	2,609
GROSS PROFIT	116,038	8,609

OPERATING EXPENSES
General and administrative	4,868,562	2,741,172
Research and development	26,881	128,194
Total Operating Expenses	4,895,443	2,869,366
LOSS FROM OPERATIONS	(4,779,405)	(2,860,757)
OTHER EXPENSES
Other income	-	381
Interest expense	(20,843)	(3,951)
Accretion of debt discount	(104,627)	-
Loss on disposition of asset	(667)	-
Total Other Income (Expenses)	(126,137)	(3,570)
NET LOSS	$(4,905,542)	$(2,864,327)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.15)	$(0.10)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	33,823,026	27,620,651
OTHER COMPREHENSIVE LOSS
Net Loss	$(4,905,542)	$(2,864,327)
Foreign currency translation gain (loss)	1,847	(1,847)

COMPREHENSIVE LOSS	$(4,903,695)	$(2,866,174)

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended December 31, 2015 and 2014

							Accumulated
					Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	Equity

Balance, January 1, 2014	25,674,000	25,674			1,705,702	(1,621,334)		110,042

Common stock issued for cash , net of offering costs of $95,750	4,365,597	4,366			2,082,683			2,087,049

Common stock issued for services	805,000	805			401,695			402,500

Warrants issued for services					558,205			558,205

Common stock to be issued for services			50,000	25,000				25,000

Foreign currency translation adjustment							(1,847)	(1,847)

Net loss for the period ended December 31, 2014						(2,864,327)		(2,864,327)

Balance, January 1, 2015	30,844,597	$30,845	50,000	$25,000	$4,748,285	$(4,485,661)	$(1,847)	$316,622

Common stock issued for cash , net of offering costs of $536,250	6,141,000	6,141			5,253,609		-	5,259,750

Common stock issued for services	372,000	372	(50,000)	(25,000)	503,253		-	478,625

Warrants issued for services	-	-			1,397,097	-	-	1,397,097

Warrants issued for loan costs	-	-			227,258	-	-	227,258

Foreign currency translation adjustment	-	-			-	-	1,847	1.847

Net loss for the period ended December 31, 2015	-	-	-	-	-	(4,905,542)	-	(4,905,542)

Balance, December 31, 2015	37,357,597	$37,358	-	-	$12,129,502	$(9,391,203)	$-	$2,775,657

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,905,542)	$(2,864,327)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	7,695	1,693
Common stock issued for services	442,187	427,500
Warrants issued for services	1,336,206	558,205
Amortization of debt issuance costs	104,627	-
Loss on sale of asset	667	-
Other non-cash items
Warrants issued for prepaid services	60,891	-
Common stock issued for prepaid services	36,438	-
Changes in operating assets and liabilities:
Accounts receivable	(43,552)	(1,326)
Prepaid expenses and other	(80,118)	(213,781)
Advance on future royalties - related parties	(142,926)	(47,856)
Inventory	(3,342)	(18,592)
Deposit	(178)	(6,353)
Accounts payable	(70,944)	81,046
Accounts payable, related party	90,000	-
Deferred compensation related party	(15,000)	(70,000)
Accrued interest	9,429	519

Net cash used in operating activities	(3,173,462)	(2,153,272)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to purchase equipment	(15,956)	(45,835)

Net cash used in investing activities	(15,956)	(45,835)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	142,756	109,137
Payments of notes payable	(104,647)	(4,490)
Repayment on notes payable - related party	(11,000)	(30,000)
Proceeds from notes payable - related party	500,000	-
Proceeds from sale of common stock	5,796,000	2,182,799
Payment of offering costs	(536,250)	(95,750)

Net cash provided by financing activities	5,786,859	2,161,696

EFFECT OF EXCHANGE RATES ON CASH	-	(1,847)

NET INCREASE (DECREASE) IN CASH	2,597,441	(39,258)

CASH AT BEGINNING OF PERIOD	253,677	292,935

CASH AT END OF PERIOD	$2,851,118	$253,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$3,420	$3,051
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with debt – related party	$227,258	$-
Warrants issued as direct offering costs	$110,794	$121,744

See accompanying notes to consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Zero Gravity Solutions, Inc. (the “Company”) is focused on industrializing and commercializing scientific breakthroughs in the area of patentable stem cell technologies through developing advances in plant, animal and human biology based on intellectual property designed for and derived from multiple experiments on the International Space Station (ISS). The Company’s mission is to improve life on earth by applying intellectual property and technology designed for and derived from six NASA enabled flights over the last five years through utilization of the unique long-term microgravity environment platform of the ISS. The Company’s initial projects are directed to providing solutions to critical world food crop challenges.

The Company owns proprietary technology for its first commercial product, BAM-FXTM that can boost the nutritional value and enhance the immune system of food crops without the use of Genetic Modification. The Company’s focus is the commercialization of BAM-FX in both domestic and international markets. In 2015 the Company sold product in the United States and Chile.

The Company was organized on August 19, 1983 in the State of Delaware, under the name Monolith Ventures, Inc. to acquire and develop mineral properties. On January 12, 2012, the Company amended its Articles of Incorporation to change its name to ElectroHealing Technologies, Inc. under the laws of the State of Nevada, in anticipation of a merger which did not occur.

On January 11, 2013, the Company amended its Articles of Incorporation to change its name to Zero Gravity Solutions, Inc. (“the Company”) (“ZGSI”), pursuant to the acquisition of intellectual property on December 3, 2012. On October 29, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Zero Gravity Solutions, Inc., which had no operations through December 31, 2013. On December 16, 2013, the Company acquired 100% of Zero Gravity Solutions, Ltd. (“ZGS Ltd.”). This was a dormant U.K. company, which had no operations prior to acquisition and through August 7, 2014.

On September 13, 2014, the Company formed its wholly-owned subsidiary in the State of Florida, BAM Agricultural Solutions, Inc. On August 19, 2014, the Company formed its wholly-owned subsidiary in the U.K., Bam Agricultural Solutions, Ltd. On December 17, 2014, the Company formed its wholly-owned subsidiary in the State of Florida, Zero Gravity Life Sciences, Inc.

On August 7, 2015, the Company resolved to terminate its UK subsidiaries and their operations, which were transferred to a US entity.

Management plans

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2015, the Company had approximate cash balances of $2,851,000, working capital of $2,524,000, total stockholders’ equity of $2,776,000 and an accumulated deficit of $9,391,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and other product development related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2016 and at least into 2017.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

- continuing to advance development of the Company’s principal product, BAM—FX;

- pursuing additional capital raising opportunities;

- continuing to explore prospective partnering or distribution opportunities.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2015 and 2014.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first-in, first out (FIFO) cost or market basis. At December 31, inventory consisted of:

	2015	2014
Raw materials	$8,163	$13,173
Finished product	13,771	5,419
Total Inventory	$21,934	$18,592

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the year ended December 31, 2015 and 2014.

Concentration of Credit Risk

The Company at December 31, 2015 maintained its cash balance with one major national financial institution. The bank balance at December 31, 2015 exceeded the FDIC limits. In January 2016, the Company transferred a portion of the cash balance to another major national financial institution and as a result, the Company believes that its credit risk exposure is limited. The Company has never suffered a loss due to such excess balances.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash (Level 1) as of December 31, 2015 and 2014.

The carrying amounts of the Company’s accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments. The carrying value of the Company’s notes payable approximates fair value due to its short period to maturity and its stated interest rates, combined with historic interest rate levels. The carrying value of the Company’s notes payable related party is not practical to estimate due to the related party nature of the underlying transaction.

Revenue recognition and accounts receivable:

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Revenues are recorded less a reserve for estimated product returns and allowances, which to date has not been significant. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

At December 31, 2015, one customers accounted for 100% of total accounts receivable. During the year ended December 31, 2015, two customers accounted for 87.8% of net sales, each representing 65% and 22.8%, respectively. At December 31, 2014, three customers accounted for 60%, 38% and 2% of accounts receivable, respectively. During the year ended December 31, 2014, two customers accounted for 74% of net sales, each representing 49% and 25%, respectively. During 2015, the Company’s sales included sales to international customers located in Central and South America. Sales to Chile represented 22.8% and to Mexico represented 5.3% of total revenues during the year ended December 31, 2015. 100% of the account receivable balance at December 31, 2015 was due from the customer in Chile

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. No allowance for doubtful accounts was recorded at December 31, 2015 or 2014.

Stock based compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Stock based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense.

Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants are not considered in the calculation as the impact of the potential common shares (totaling 8,117,051 shares and 1,926,900 shares for the periods ended December 31, 2015 and 2014, respectively), would be to decrease the net loss per share.

Research and Development

Research and development costs are charged to expenses as incurred.

Foreign Currency Transactions

The consolidated financial statements are presented in United States Dollars. As of December 31, 2014 the Company had a bank account in a foreign currency. The balance of this bank account was translated from its local currency (British Pounds) into the reporting currency, U.S. dollars, using period end exchange rates. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using the weighted average exchange rate for the period. As of December 31, 2015, no such account existed.

Transaction gains and losses resulting from foreign currency transactions were recorded as foreign exchange gains or losses in the consolidated statement of operations. The Company did not enter into any financial instruments to offset the impact of foreign currency fluctuations. During 2015, upon the termination of the United Kingdom subsidiary, the Company transferred the remaining balance of accumulated other comprehensive income to operations. No balance exists at December 31, 2015.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

The Company does not have an accrual for uncertain tax positions as of December 31, 2015 and 2014.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2015 or 2014.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition guidance in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year with the issuance of ASU No. 2015-14. This new standard is now effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that reporting period. The standard is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted.  Management is currently evaluating the potential impact of this ASU on the Company’s consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – PROPERTY AND EQUIPMENT

	December 31, 2015	December 31, 2014
Computer Equipment	$7,082	$4,937
Equipment and Furniture	53,944	40,895
Accumulated Depreciation	(9,290)	(1,690)
Property and Equipment - Net	$51,736	$44,142

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable

During the year ended December 31, 2013, the Williams Investment Company, which is fully owned by Deworth Williams, our former director, advanced $20,000 to the Company. The advance was non-interest bearing, unsecured and due on demand. The outstanding note balance at December 31, 2013 was $20,000. For the year ended December 31, 2013, the Company recorded $525 as imputed interest. The note was repaid in full during January 2014.

On August 29, 2013, the Williams Investment Company, which is fully owned by Mr. Williams, our former director, advanced $15,000 to the Company via verbal agreement to assist with the Company’s payroll needs. The advance bears interest at 10%, was unsecured and due on demand. The outstanding note balance at December 31, 2014 was $11,000 plus accrued interest of $2,064. This note was paid off March 13, 2015. The largest amount of principal outstanding during the year ended December 31, 2015 was $11,000. No interest was paid during either of the years ended December 31, 2015 or 2014.

In July 2015, a director advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, payable quarterly, and is due in July 2016. In connection with the note payable, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. As of December 31, 2015, accretion of the debt discount of $104,627 was recorded in other expenses on the statement of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

Royalty Agreement

In 2013, the Company entered into a royalty agreement, which was amended in 2015 with a principal stockholder and a relative of the principal stockholder. The agreement has a term of 25 years, requires a minimum monthly royalty payment of $2,500 to be offset against future royalty obligations, and has a rate of 5% of gross sales, as defined. As of December 31, 2015 and 2014, the Company has an advanced royalty payment of $193,282 and $50,356 respectively to be offset against future royalty obligations.

Sales subject to the royalty agreement were $137,362 for the year ended December 31, 2015. Sales subject to the royalty agreement were $11,218 for the year ended December 31, 2014.

Consulting Agreement

During March 2015, the Company entered into a consulting agreement with a director. The agreement had a term of 6 months, required payments of $200,000 and was recorded as a component of general and administrative expense on the statement of operations for the year ended December 31, 2015.

NOTE 4 – COMMITMENTS

Lease Commitments

The Company leases its offices and building space under short term leases. These leases are renewable either monthly or annually. Lease expense was $84,903 and $76,714 for the years ended December 31, 2015 and 2014, respectively.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluation the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company shall provide funding and reimbursement for the costs incurred by NASA ARC under the SAA, but shall own any resulting intellectual property created pursuant to the SAA.  The Company has agreed to pay NASA ARC a total of $373,750, which will serve as reimbursement for NAS ARC’s estimated expenses to carry out it responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement.

NOTE 5 – NOTES PAYABLE

The Company has two outstanding notes payable for financing corporate insurance premiums. Both notes carry a rate of interest of 8% and are due in 2016.

NOTE 6 – EQUITY

2015 transactions:

Common Stock

Private placement offerings

During the year ended December 31, 2015, the Company issued 6,141,000 shares of common stock and warrants to purchase 4,226,675 shares of common stock under two private placement memorandums.

In February 2015, the Company completed an offering of 2,507,000 shares of common stock for $0.50. Gross proceeds were $1,253,000 with offering costs of $117,000. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 196,000 common shares with an exercise price of $0.50 per common share to the placement agent.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

During October 2015, the Company commenced a private offering of up to $10,000,000 of the Company’s securities. The offering consists of 8,000,000 Units at $1.25 per Unit; each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2.00. The Company executed a side letter with investors in the original offering to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the October 2015 offering. Through December 31, 2015, the Company issued 3,634,000 shares of common stock and warrants to purchase 3,634,000 additional shares of the Company’s common stock pursuant to this offering (which includes the retroactive adjustment for the May 2015 offering). Proceeds from the offering were $4,542,500 with offering costs of $419,250. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 396,675 common shares with an exercise price of $2.00 per common share to the placement agent.

Common stock issued for services

During the year ended December 31, 2015, the Company issued for services, 150,000 shares of common stock at $0.50 per share with a value of $75,000, 201,500 shares of common stock at $2.00 per share with a value of $403,000 and 20,500 shares of common stock at $1.25 per share with a value of $25,625. As of December 31, 2015 and 2014, $36,438 and $83,333, respectively were recorded as prepaid services.

Warrants

Warrants issued for services

During the year ended December 31, 2015, the Company issued fully vested, non-forfeitable warrants to purchase 1,056,000 common shares at an exercise price of $0.50 per common share to employees and consultants for services, The estimated fair value of $644,406 was based upon the following management assumptions: expected dividends of 0, volatility of 157.54% - 184.2%, risk free interest rates of 1.29% - 1.69%, and expected life of the warrants of 5 years.

During the year ended December 31, 2015, the Company issued fully vested, non-forfeitable warrants to purchase 50,000 common shares at an exercise price of $6.00 per common share to employees and consultants for services. The estimated fair value of $93,578 was based upon the following management assumptions: expected dividends of 0, volatility of 184.2%, risk free interest rates of 1.57%, and expected life of the warrants of 5 years.

During the year ended December 31, 2015, the Company issued fully vested, non-forfeitable warrants to purchase 507,500 common shares at an exercise price of $2.00 per common share to employees and consultants for services, The estimated fair value of $659,112 was based upon the following management assumptions: expected dividends of 0, volatility of 184.2%, risk free interest rates of 1.29% - 1.75%, and expected life of the warrants of 5 years.

Warrants issued with debt – related party

During July 2015 the Company entered into a note payable with a related party. In connection with the note the Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $2 per share (Note 5).

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

The following is a summary of the Company’s warrant activity for the year ended December 31, 2015:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Warrants	Exercise Price	(in Years)	Value
Outstanding - January 1, 2015	1,926,900	$0.50
Granted	6,190,175	1.70
Exercised
Cancelled/Forfeited
Outstanding and exercisable - December 31, 2015	8,117,075	$1.41	4.7	$1,621,989

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2015.

Stock incentive plan options

During November 2015, the Company adopted the Company’s 2015 Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants. The Company has received 4,000,000 shares under the Plan. No options were granted under the Plan in 2015.

2014 transactions

Common Stock

Private placement offerings

During the year ended December 31, 2014, the Company issued 4,365,597 shares of common stock for $0.50 per share for proceeds of $2,182,799 less offering costs of $95,750 under a private placement memorandum.  In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 263,230 shares of common stock.

Common stock issued for services

During the year ended December 31, 2014, the Company issued 555,000 shares of common stock to employees for services having a fair value of $277,500 ($0.50/share) based on the then most recent cash offering price.  The Company also issued 250,000 shares of common stock to a third party for services having a fair value of $125,000 ($0.50/share) based on the then most recent cash offering price.

Warrants

Warrants issued for services

During the year ended December 31, 2014, the Company issued fully vested, non-forfeitable warrants to purchase 1,208,000 common shares to employees and consultants for services having a fair value of $558,669 based on the following management assumptions:  exercise price $0.50, expected dividends 0%, expected volatility of 157.54%, risk free interest rate of 1.49% - 1.82%, and expected life of the warrants of 5 years.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 7.  Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2015	2014

Federal income tax benefit at 34%	$(1,665,000)	$(974,000)
State income tax net of federal tax effect	(245,000)	(143,000)
Permanent items	8,000	11,000
Other	40,000	—
Valuation allowance	1,862,000	1,106,000
	$—	$—

As of December 31, 2015, the Company has net operating loss carry forwards of approximately $6.1 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2035. A valuation allowance was recorded at December 31, 2015 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred tax assets (liabilities):
Net operating loss carry forwards	$2,375,000	$1,059,000)
Property and equipment	(8,000)	(9,000)
Debt discount related to warrants	41,000
Accruals and other	5,000	6,000
Stock-based compensation	1,010,000	505,000
Deferred tax asset	3,423,000	1,561,000
Valuation allowance	(3,423,000)	(1,561,000)
	$—	$—

NOTE 8– SUBSEQUENT EVENTS

The Company issued 1,302,000 shares of common stock and warrants to purchase 1,302,000 shares of common stock under the October 2015 private placement for $1,627,500 less offering costs of $162,750. The Company also issued fully vested non-forfeitable warrants to purchase 146,325 common shares to the placement agent.