Form 10-Q
period 2016-03-31
Zero Gravity Solutions, Inc.
filed 2016-05-12
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2016, the issuer had 38,739,597 shares of common stock issued and outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

▪	the growth of our business and revenues and our expectations about the factors that influence our success;

▪	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;

▪	our plans for our BAM-FX™ and the strategy and timing of sales plans and regulatory approvals;

▪	our belief about our sales growth and growth of our business and research capabilities;

▪	our belief regarding when and if we will be able to have sufficient revenues to fund operations

▪	our ability to obtain funding and the sufficiency of our sources of funding;

▪	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;

▪	fluctuations in our capital expenditures;

▪	our plans for potential business partners and other business relationships;

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$3,048,079	$2,851,118
Accounts receivable	46,577	44,877
Prepaid compensation	45,019	97,330
Prepaid expenses	434,863	198,416
Inventory	32,489	21,934

Total current assets	3,607,027	3,213,675

Property and equipment - net	79,499	51,736

OTHER ASSETS

Deposit	3,417	6,534
Prepaid royalties - related parties	210,438	193,282

TOTAL ASSETS	$3,900,381	$3,465,227

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$197,550	$66,945
Accounts payable- related party	90,000	90,000
Deferred compensation, related party	12,500	12,500
Notes payable - related party, net of discount of $65,998 and $122,631,respectively	434,002	377,369
Notes payable	99,929	142,756
Total current liabilities	833,981	689,570
Commitments

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized, at $0.001 par value, 38,679,597 and 37,357,597 shares issued and outstanding, respectively	38,680	37,358
Additional paid-in capital	15,294,674	12,129,502
Accumulated deficit	(12,266,954)	(9,391,203)

Total stockholders' equity	3,066,400	2,775,657

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,900,381	$3,465,227

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

	Three months Ended	Three months Ended
	March 31,	March 31,
	2016	2015
REVENUE
Sale of Goods	$5,700	$-
Total Revenue	5,700	-
COST OF REVENUE
Cost of Goods Sold	446	-
Royalty Expense (related party)	285	-
Total Cost of Revenue	731	-
GROSS PROFIT	4,969	-

OPERATING EXPENSES
General and administrative	2,705,279	1,092,142
Research and development	107,784	8,100
Total operating expenses	2,813,063	1,100,242
LOSS FROM OPERATIONS	(2,808,094)	(1,100,242)
OTHER EXPENSES
Other income	1,714	-
Interest expense (related party)	(12,738)	(1,282)
Accretion of debt discount (related party)	(56,633)	-
Total other income (expenses)	(67,657)	(1,282)
NET LOSS	$(2,875,751)	$(1,101,524)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	37,999,113	32,539,433
OTHER COMPREHENSIVE LOSS
Net loss	(2,875,751)	(1,101,524)
Foreign currency translation loss	-	(7,561)

COMPREHENSIVE LOSS	$(2,875,751)	$(1,109,085)

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,875,751)	$(1,101,524)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	2,566	1,434
Common stock issued for services	13,219	50,000
Warrants issued for services	97,645	291,710
Stock options issued as compensation	1,527,110	-
Amortization of debt issuance costs	56,633
Other non-cash items
Warrants issued for prepaid services	33,238	-
Common stock issued for prepaid services	11,781	-
Changes in operating assets and liabilities:
Receivables	(1,700)	495
Prepaid expenses	(236,447)	33,257
Prepaid compensation	52,311	-
Prepaid royalties - related parties	(17,156)	(33,574)
Inventory	(10,555)	(6,511)
Deposit	3,117	(400)
Accounts payable	130,605	(37,480)

Net cash used in operating activities	(1,213,384)	(802,593)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to purchase equipment	(30,328)	(2,864)

Net cash used in investing activities	(30,328)	(2,864)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(42,827)	(34,887)
Repayment on notes payable - related party	-	(11,000)
Proceeds from sale of common stock	1,627,500	1,278,500
Payment of offering costs	(144,000)	(95,500)

Net cash provided by financing activities	1,440,673	1,137,113

EFFECT OF EXCHANGE RATES ON CASH	-	(7,561)

NET (DECREASE) INCREASE IN CASH	196,961	324,095

CASH AT BEGINNING OF PERIOD	2,851,118	253,677

CASH AT END OF PERIOD	$3,048,079	$577,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$11,771	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as direct offering costs	$174,100	$87,355

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Zero Gravity Solutions, Inc. (the “Company”) is a biotechnology company focused on commercializing scientific breakthroughs in the area of patentable stem cell technologies designed from and derived from multiple experiments on the international space station (“ISS”).  These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity.  The Company is currently focuses on a cost effective, ionic nutrient delivery system for plants that can delivery minerals and micronutrients systemically at the cellular level of a plant (BAM-FX™) operating and the production and alternation of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment (Directed Selection).   The Company owns proprietary technology for its first commercial product, BAM-FX™ that can boost nutritional value and enhance the immune system of food crops without the use of genetic modification.

The Company was organized on August 19, 1983 in the State of Delaware, under the name Monolith Ventures, Inc. to acquire and develop mineral properties. On January 12, 2012, the Company amended its Articles of Incorporation to change its name to ElectroHealing Technologies, Inc. under the laws of the State of Nevada, in anticipation of a merger which did not occur. On January 11, 2013, the Company amended its Articles of Incorporation to change its name to Zero Gravity Solutions, Inc. pursuant to the acquisition of intellectual property on December 3, 2012. On September 13, 2014, the Company formed BAM Agricultural Solutions, Inc. (BAM Inc.) as a wholly-owned subsidiary in the State of Florida. On December 17, 2014, the Company formed Zero Gravity Solutions, Inc, (ZGLS) as a wholly-owned subsidiary in the State of Florida.

Management plans

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2016, the Company had approximate cash balances of $3,048,000, working capital of $2,773,000, total stockholders’ equity of $3,066,000 and an accumulated deficit of $12,267,000. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and sales and marketing related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2016 and through the first quarter of 2017.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and business development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company closely monitors its cash balances, cash needs and expense levels.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

Management’s strategic plans include the following:

- continuing to advance development and sale of the Company’s principal product, BAM-FX™;

- pursuing additional capital raising opportunities;

- continuing to develop prospective partnering or distribution opportunities.

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2016, are not necessarily indicative of results for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2016 and December 31, 2015.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first-in, first out (FIFO) cost or market basis. Inventory consisted of:

	March 31,	December 31,
	2016	2015
Raw materials	$9,437	$8,163
Finished product	14,517	13,771
Consignment Inventory	8,535	-
Total Inventory	$32,489	$21,934

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the three months ended March 31, 2016 and 2015.

Concentration of Credit Risk

The Company at March 31, 2016 maintained its cash balance with two major national financial institutions. The bank balance at March 31, 2016 exceeded the FDIC limits by $1,548,079. The Company believes that its credit risk exposure is limited. The Company has never suffered a loss due to such excess balances.

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

MARCH 31, 2016

(Unaudited)

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash (Level 1) as of March 31, 2016 and December 31, 2015.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

At March 31, 2016, two customers accounted for 100% of total accounts receivable, each representing 95.5% and 4.5% respectively. During the three months ended March 31, 2016, two customers accounted for 100% of net sales, each representing 61.6% and 38.4%, respectively. At December 31, 2015, one customer accounted for 100% of total accounts receivable. During the year ended December 31, 2015, two customers accounted for 87.8% of net sales, each representing 65% and 22.8%, respectively. The Company’s sales in calendar year 2015, included sales to international customers located in Central and South America. During the three months ended March 31, 2016 there were no international sales. At March 31, 2016, 95.5% of the account receivable balance was due from the customer in Chile.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. No allowance for doubtful accounts was recorded at March 31, 2016 or December 31, 2015.

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

MARCH 31, 2016

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

Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants and stock options are not considered in the calculation as the impact of the potential common shares (totaling approximately 10,945,400 shares for the three months ended March 31, 2016 and 8,117,000 shares for the year ended December 31, 2015), would be to decrease the net loss per share.

Research and Development

Research and development costs are charged to expenses as incurred.

Foreign Currency Transactions

The unaudited interim consolidated condensed financial statements are presented in United States Dollars. As of March 31, 2015, the Company had a bank account in a foreign currency. The balance of this bank account was translated from its local currency (British Pounds) into the reporting currency, U.S. dollars, using period end exchange rates. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using the weighted average exchange rate for the period. As of March 31, 2016, no such account existed.

Transaction gains and losses resulting from foreign currency transactions were immaterial and recorded as foreign exchange gains or losses in the consolidated statement of operations. The Company did not enter into any financial instruments to offset the impact of foreign currency fluctuations. During 2015, upon the termination of the United Kingdom subsidiary, the Company transferred the remaining balance of accumulated other comprehensive loss to operations. No balance exists at March 31, 2016.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

The Company does not have an accrual for uncertain tax positions as of March 31, 2016 and December 31, 2015.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 31, 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2016 or 2015.

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

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after March 31, 2016. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted.  The Company is currently evaluating the potential impact of this ASU on the Company’s consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2016	December 31, 2015
Computer Equipment	$10,561	$7,082
Equipment and Furniture	70,830	53,944
Leasehold Improvements	9,965	-
Accumulated Depreciation	(11,857)	(9,290)
Property and Equipment - Net	$79,499	$51,736

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable

In July 2015, a director advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, payable quarterly, and is due in July 2016. In connection with the note payable, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. For the three months ended March 31, 2016, accretion of the debt discount of $56,633 was recorded in other expenses on the statement of operations.

Royalty Agreement

In 2013, the Company entered into a royalty agreement, which was amended in 2015, with a key employee and principal stockholder of the Company and a current director of the Company. The agreement has a term of 25 years, requires payments of royalties equal to 5% of gross sales of products derived from certain patents held or licensed by the Company, including the BAM-FX™ product , and also a minimum monthly payment of $2,500 to be offset against future royalty obligations of the Company. Certain other payments made by the Company in relation to the maintenance and protection of the Company’s rights in related patents to those held by the Company are to be applied against future royalty obligations of the Company.

Sales subject to the royalty agreement were $5,700 for the three months ended March 31, 2016. Sales subject to the royalty agreement were $137,362 for the year ended December 31, 2015. As of March 31, 2016 and December 31, 2015, $210,438 and $193,282 respectively, is available to be offset against future royalty obligations.

Consulting Agreement

During March 2015, the Company entered into a consulting agreement with a director. The agreement had a term of 6 months, required payments of $200,000. $21,858 was recorded as a component of general and administrative expense on the statement of operations for the three months ended March 31, 2015. At March 31, 2016 and December 31, 2015, $90,000 was payable and included in accounts payable related party on the balance sheet.

NOTE 4 – COMMITMENTS

Lease Commitments

The Company leases its offices and building space under short term leases. These leases are renewable either monthly or annually. Lease expense was $18,336 and $20,061 for the three months ended March 31, 2016 and 2015, respectively.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company shall provide funding and reimbursement for the costs incurred by NASA ARC under the SAA, but shall own any resulting intellectual property created pursuant to the SAA.  The Company agreed to pay and paid NASA ARC a total of $373,750, which will serve as reimbursement for NAS ARC’s estimated expenses to carry out it responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

NOTE 5 – NOTES PAYABLE

The Company has two outstanding notes payable for financing corporate insurance premiums. Both notes carry a rate of interest of 8% and are due in 2016.

NOTE 6 – EQUITY

Common Stock

Private placement offerings

During the three months ended March 31, 2016, the Company issued 1,302,000 shares of common stock and warrants to purchase 1,302,000 shares of common stock pursuant to its October 2015 private offering. Each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2.00, was sold for $1.25. Proceeds from the offering were $1,627,500 with offering costs of $144,000. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 146,325 common shares with an exercise price of $2.00 per common share to the placement agent.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

Common stock issued for services

During the three months ended March 31, 2016, the Company issued for services, 20,000 shares of common stock with a value of $25,000. As of March 31, 2016 $24,658 was recorded as prepaid compensation.

During the three months ended March 31, 2015, the Company issued for services, 100,000 shares of common stock with a value of $50,000. As of March 31, 2015 $0 was recorded as prepaid compensation.

Warrants

Warrants issued for services

During the three months ended March 31, 2016, the Company issued fully vested, non-forfeitable warrants to purchase 110,000 common shares at an exercise price of $2.00 per common share to employees and consultants for services. The estimated fair value of $130,883 was based upon the following management assumptions: expected dividends of 0, volatility of 184.2%, risk free interest rates of 1.31% - 1.38%, and expected life of the warrants of 5 years.

During the three months ended March 31, 2015, the Company issued fully vested, non-forfeitable warrants to purchase 606,000 common shares at an exercise price of $0.50 per common share to employees and consultants for services. The estimated fair value of $280,145 was based upon the following management assumptions: expected dividends of 0, volatility of 157.54%, risk free interest rates of 1.46% - 1.76%, and expected life of the warrants of 5 years.

Warrants issued with debt – related party

During July 2015 the Company entered into a note payable with a related party. In connection with the note the Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $2 per share (Note 3).

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2016:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Warrants	Exercise Price	(in Years)	Value
Outstanding – January 1, 2016	8,117,075	$1.41
Granted	1,558,325	2.00
Exercised
Cancelled/Forfeited
Outstanding and exercisable - March 31, 2016	9,675,400	$1.53	4.3	$1,621,989

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on March 31, 2016.

Stock incentive plan options

During November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares to the Plan. During the three months ended March 31, 2016, the Company granted 1,270,000 fully vested options to employees and officers. The estimated fair value of $1,527,110 was based upon the following management assumptions: expected dividends of $0, volatility of 184.2%, risk free interest rates of 1.46%-1.50%, and expected life of the options of 5 years.

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Warrants	Exercise Price	(in Years)	Value
Outstanding – January 1, 2016	-	$-
Granted	1,270,000	1.25
Exercised
Cancelled/Forfeited
Outstanding and exercisable - March 31, 2016	1,270,000	$1.25	9.8	$-

	Nonvested Shares	Weighted Average
Nonvested Shares	Underlying Options	Exercise Price
Nonvested at January 1, 2016	-	$-
Granted	1,270,000	1.25
Vested	(1,270,000)	1.25
Cancelled/Forfeited
Nonvested at March 31, 2016	-	$-

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2016

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to May 11, 2016, the Company issued 60,000 shares of common stock and fully vested non-forfeitable warrants to purchase 60,000 shares of common stock under the private offering. The Company also issued fully vested non-forfeitable warrants to purchase 6,250 shares of common stock to the placement agent. Gross proceeds from the issuances were $75,000. The company issued stock options to purchase 685,000 shares of common stock to employees, directors and consultants for services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on its two primary businesses: 1) BAM-FX™, which is a cost effective, ionic nutrient delivery system for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant; and 2) Directed Selection™, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the International Space Station. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

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

The Company is currently focused on its near-term revenue generation plan through the introduction of the Company’s first commercial product, BAM-FX™, to the world’s agricultural markets. The Company conducted field trials on a variety of crops in laboratory and academic settings as well as in-field applications on grower/end-user crops during 2014. These trials showed very positive results including a significant increase in yield, quality and nutritional value in a variety of crops. Given the success of trials conducted in 2014, the Company expanded field applications with those trial participants during 2015. During 2015, the Company initiated in excess of sixty (60) trials on a variety of field crops, vegetables and fruits with first year participants and additional trials commenced with initial participants. Many of our second season trials have completed or are near completion. The final results for these trials are expect to be available during the second quarter 2016, however, initial observations show significant yield and biomass improvements for crops treated. The number of trials on grower/end-user crops expanded during 2015 in the Midwest United States, Rocky Mountain States, California, Florida, Chile, Pakistan, Mexico and Guatemala. To support its commercial and customer validation efforts, the Company has hired or contracted with certified crop advisors and qualified personnel for sales and marketing support, in-field validation research and toxicology services. The Company is targeting domestic sales by adding regional sales managers in the West Coast, Midwest and Southeast. The sales management team is soliciting direct independent sales representatives and potential BAM-FX™ distributors that have existing sales representative, distribution and customer networks. In Chile, the Company has changed its strategic relationship with its distributor so currently the distributor provides business development and sales management directly to and under the name of BAM Agricultural Solutions, Inc. as a branch office. The Company expects to expand its markets to other South American countries through the Chilean branch operations.

The Company operates a manufacturing facility in Okeechobee, Florida to supply product for validation and expected future product demand as it commences the commercial roll out of BAM-FX™ into the world’s agricultural markets. Manufacturing is currently conducted on an as needed batch process. The Company conducted a complete regulatory review of the manufacturing operations during the first quarter of 2015 and made certain policy and procedural changes to ensure compliance with good manufacturing processes and regulatory requirements, including engaging a chemical process engineer to analyze plant operations and audit adherence to regulatory requirements. The Company expects to make ongoing process improvements and modifications to existing equipment and facilities to enhance efficiencies. The Company expects to add a second production line which will be a continual process production line for redundancy, quality control and efficiency on or about the third quarter of 2016.

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

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX™ and identify additional commercial markets for the product. During the first quarter of 2016, the Company executed and began experimentation under a new five year Reimbursable Space Act Agreement, (“RSAA”), with NASA ARC and an existing investor and contractor, Intrinsyx. The RSAA gives the Company access to NASA scientists and laboratories, which as engaged, may assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets.

Although we have started and realized nominal product sales we anticipate that in the near term, ongoing expenses, including product marketing, manufacturing process improvement, developing distributor relationships and the expansion of our in field sales and technical personnel, will be funded primarily by proceeds from sales of our securities. On February 27, 2015, we closed a private offering that commenced in March 2013 which raised gross proceeds of $4,448,297 of which $1,253,800 was received during 2015. Beginning in October 2015, we began an additional offering from which, as of March 31, 2016, we received $6,170,000 in gross proceeds. Direct offering costs relating to these offerings were $680,250 as of March 31, 2016. Subsequent to period end we received an additional $75,000 in gross proceeds.

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

During 2014, we commenced numerous grower trials on numerous crops, which 2015 was the second year of testing the benefits of applying BAM-FX™ on those same crops. In 2015, we also initiated a number of trials with new growers, their first season of testing. Although final analysis of results is in process, the initial results of the second season trials have been favorable. We have also begun results verification with new growers and distributors during the first quarter of 2016 in both domestic and international markets. We believe our results will result in an increase in revenue from sales in 2016, as growers have replicated crop improvement using BAM-FX™ and will begin to purchase inventory for the 2016 growing season. We cannot, however, guarantee we will be successful in generating significant revenue in 2016 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute on our 2016 business plan and realize revenues expected.

Results of Operations

For the three months ended	March 31,	March 31,
	2016	2015	$ Change	% Change

Revenue	$5,700	$-	$5,700	N/A %

Cost of Revenue	731	-	731	N/A %

Gross Profit	4,969	-	4,969	N/A %
Operating Expenses	2,813,063	1,100,242	1,712,821	155.7%

Loss from Operations	(2,808,094)	(1,100,242)	(1,707,852)	155.2%

Other Income / (Expense)	(67,657)	(1,282)	(66,375)	5,177.5%

Net Loss	$(2,875,751)	$(1,101,524)	$(1,774,227)	161.0%

Net loss per share - basic and diluted	$(0.07)	$(0.03)	$(0.03)	(97.7)%

Revenue for the three months ended March 31, 2016 was $5,700, an increase of $5,700 over the three months ended March 31, 2015. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in two crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. During 2014, the Company initiated trials of BAM-FX™ with a number of growers. The in field trials with those growers were repeated during 2015. The overall observed results from the second season trials support the initial trial results, showing consistent improvement in crop yields and quality. Based on observed results from our second season trials, we have begun to see distributor and grower interest in purchasing BAM-FX™, resulting in initial orders and revenue during 2016.

For the three months ended March 31, 2016, cost of revenue was $731, an increase of $731 over the same period in 2015. The increase in cost of revenue is directly related to our increase in revenue for the three months ended March 31, 2016 over the same period in 2015.

Operating Expenses increased by $1,713,000 to $2,813,000 for the three months ended March 31, 2016 compared to $1,100,000 for the three months ended March 31, 2015, or 155.7%. The increase in operating expense is primarily due to an increase in personnel, consultant and professional expenses related to public company filing requirements  and an increase in sales, marketing and technical consultant expense for commercial product introduction, ongoing product validation and collection of and analysis of trial results of $1,510,000; an increase in legal expense of $40,000 for services related to the Company’s intellectual property and general corporate matters; and, an increase in insurance expense of $22,000 primarily due to an increase in directors and officers, product liability expense and employer provided health insurance. Non-cash equity compensation paid to consultants, board members and employees included in general and administrative expense was $1,683,000 for the three months ended March 31, 2016, an increase of $1,403,000 compared to $280,000 for the three months ended March 31, 2015. Research and development expense included in operating expenses increased by $100,000 to $108,000 from $8,000 during the three months ended March 31, 2016 from the same period in 2015. The increase is primarily due to an increase in BAM-FX™ field crop validation and testing and research pursuant to our RSAA.

Other expenses for the three months ended March 31, 2016 increased by $66,000 to $67,000 from $1,000 for the three months ended March 31, 2015. The increase in other expense is primarily due to interest expense on and accretion of debt discount in connection with the 8.5% Promissory Note executed on July 16, 2015, with a related party.

Net loss for the three ended March 31, 2016 increased by $1,774,000 to $2,876,000 from net loss of $1,101,000 for the three month ended March 31, 2015. The increase in net loss is primarily due to the increase in operating expense for the year ended December 31, 2015 of $1,713,000 and an increase in other expense of $66,000 offset by an increase in gross profit realized during the period of $5,000.

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

We filed a registration statement on Form 10 with the SEC that became effective in February 2015 and requires us to operate as a fully reporting public company. We are incurring additional personnel and professional costs associated with operating as a fully reporting public company. Accordingly, we have acknowledged we may need to obtain additional funding to operate the Company and have continued to raise funds through a private offering.

On July 16, 2015, Michael T. Smith, a member of the Company’s Board of Directors, made an unsecured loan (the “Loan”) to the Company in the principal face amount of $500,000. The Company issued Mr. Smith a promissory note bearing interest at the rate of 8.5% per annum, such interest being payable by the Company to Mr. Smith quarterly. The Loan shall be repaid in full by the Company, plus all unpaid interest, by July 16, 2016 (“Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or premium. As additional consideration for the Loan, Mr. Smith also received a five-year cashless warrants to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The Company’s Board of Directors ratified the transaction on July 20, 2015 with Mr. Smith abstaining from voting on the matter. As of March 31, 2016 the loan balance is $500,000.

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

Cash on Hand

As of March 31, 2016, the Company had a cash balance of $3,048,000 compared to a cash balance of $2,851,000as of December 31, 2015.

Total assets were $3,900,000 and $3,465,000 at March 31, 2016 and December 31, 2015, respectively. Working capital was $2,773,000 and $2,524,000 at March 31, 2016 and December 31, 2015, respectively. The increase in working capital during the period was primarily from the sale of common stock, net of offering expenses of $144,000 offset by net cash used in operating activities of $1, 213,000 and purchases of equipment of $30,000. Total stockholders’ equity increased by $291,000 to $3,066,000 at March 31, 2016 from $2,776,000 at December 31, 2015.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 increased by $411,000 to $1,213,000 from $803,000 for three months ended March 31, 2015. The increase in net cash used in operating activities is primarily due to an increase in net loss of $1,774,000 offset by an increase in warrants issued for services of $1,527,000 included in net loss, and a net increase in prepaid expense of $236,000, primarily related to the execution of our RSAA, included in changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 of $30,000 increased $27,000 from the three months ended March 31, 2015 of $3,000, due to the increase of cash paid to purchase equipment

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $304,000 to $1,441,000 for the three months ended March 31, 2016 from $1,137,000 for the three months ended March 31, 2015. The increase in net cash provided by financing activities is due primarily to an increase in the proceeds from the sale of common stock of $349,000 offset by an increase in offering costs from the sale of common stock of $49,000

Outlook

Required Capital Over the Next Year

We do not believe that we can accurately predict revenues and cash flow at this time due to the fact that our product, BAM-FX™, is new in the agricultural markets. Subsequent to March 31, 2016 through May 11, 2016 we issued 60,000 shares of common stock and warrants to purchase 60,000 shares of our common stock pursuant to our private offering for $75,000 in gross proceeds. Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will be sufficient to cover our future operating costs for twelve months.

The sales cycle for our product BAM-FX™ in agriculture markets is generally two growing seasons. We have completed our second season of introducing BAM-FX™ as a commercial product and believe that positive trial results on growers’ crops will result in product sales to those growers and distributors during 2016. We expect that the cost of developing domestic and international markets for the sale of our product, BAM-FX™, research and product validation with NASA ARC under our RSAA, and manufacturing process improvements will increase approximately 20% to 25% over our current year to date costs during 2016.

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

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016. The Company concluded that the Company has material weaknesses in our internal control over financial reporting because there is not an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited resources of the Company, which the Company plans to address as it continues to grow.

Changes in Internal Controls over Financial Reporting

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

During October 2015, we commenced a new private offering of up to $10,000,000 of our securities. The $10,000,000 offering consists of 8,000,000 Units at $1.25 per Unit each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2. The Company executed a side letter to investors in the original offering to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the new offering. Through March 31, 2016, the Company issued 4,936,000 shares of common stock and 4,936,000 warrants to purchase an additional share of the Company’s common stock pursuant to this offering (which includes the retroactive adjustment for the May 2015 offering).

During the three months ended March 31, 2016, the Company issued 20,000 shares of common stock, fully vested, non-forfeitable warrants to purchase 110,000 shares of common stock and issued fully vested stock options to purchase 1,270,000 shares of common stock to employees, directors and consultants for services.

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

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: May 11, 2016	By:	/s/ Glenn A. Stinebaugh
Glenn A. Stinebaugh, Acting Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2016	By:	/s/ Timothy A. Peach
Timothy A. Peach, Chief Financial Officer
(Principal Accounting Officer)

