Form 10-Q
period 2016-06-30
Zero Gravity Solutions, Inc.
filed 2016-08-12
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2016, the issuer had 38,751,597 shares of common stock issued and outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

▪	the growth of our business and revenues and our expectations about the factors that influence our success;

▪	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;

▪	our plans for our BAM-FX™ and the strategy and timing of sales plans and regulatory approvals;

▪	our belief about our sales growth and growth of our business and research capabilities;

▪	our belief regarding when and if we will be able to have sufficient revenues to fund operations;

▪	our ability to obtain funding and the sufficiency of our sources of funding;

▪	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;

▪	fluctuations in our capital expenditures;

▪	our plans for potential business partners and other business relationships;

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$2,100,998	$2,851,118
Accounts receivable, trade	48,979	44,877
Accounts receivable, other	25,350	-
Prepaid compensation	-	97,330
Prepaid expenses	303,676	198,416
Inventory	29,774	21,934

Total current assets	2,508,777	3,213,675

Property and equipment - net	91,489	51,736

OTHER ASSETS

Deposit	3,417	6,534
Prepaid royalties - related parties	220,010	193,282

TOTAL ASSETS	$2,823,693	$3,465,227

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$262,832	$66,945
Accounts payable- related party	85,625	90,000
Deferred compensation, related party	12,500	12,500
Notes payable	66,769	142,756

Total current liabilities	427,726	312,201

LONG TERM LIABILITIES

Notes payable - related party, net of discount of $9,339 and $122,631, respectively	490,661	377,369

Total long-term liabilities	490,661	377,369
Commitments

Total liabilities	918,387	689,570

STOCKHOLDERS' EQUITY

Common stock; 100,000,000 shares authorized, at $0.001 par value, 38,751,597 and 37,357,597 shares issued and outstanding, respectively	38,752	37,358
Additional paid-in capital	16,385,134	12,129,502
Accumulated deficit	(14,518,580)	(9,391,203)

Total stockholders' equity	1,905,306	2,775,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,823,693	$3,465,227

See accompanying notes to consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
REVENUE
Sale of Goods	$14,614	$82,965	$20,314	$82,965
Total Revenue	14,614	82,965	20,314	82,965
COST OF REVENUE
Cost of Goods Sold	2,202	7,583	2,648	7,583
Royalty Expense (related party)	732	4,265	1,017	4,265
Total Cost of Revenue	2,934	11,848	3,665	11,848
GROSS PROFIT	11,680	71,117	16,649	71,117

OPERATING EXPENSES
General and administrative	2,088,536	1,375,222	4,793,815	2,467,364
Research and development	106,380	4,816	214,165	12,916
Total operating expenses	2,194,916	1,380,038	5,007,980	2,480,280
LOSS FROM OPERATIONS	(2,183,236)	(1,308,921)	(4,991,331)	(2,409,163)
OTHER EXPENSES
Other income	356	-	2,070	-
Interest expense (related party)	(12,086)	(1,282)	(24,824)	(2,565)
Accretion of debt discount (related party)	(56,659)	-	(113,292)	-
Total other income (expenses)	(68,389)	(1,282)	(136,046)	(2,565)
NET LOSS	$(2,251,625)	$(1,310,203)	$(5,127,377)	$(2,411,728)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.04)	$(0.13)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	38,734,410	33,592,291	38,366,762	33,037,091
OTHER COMPREHENSIVE LOSS
Net loss	$(2,251,625)	$(1,310,203)	$(5,127,377)	$(2,411,727)
Foreign currency translation loss	-	(379)	-	(7,939)

COMPREHENSIVE LOSS	$(2,251,625)	$(1,310,582)	$(5,127,377)	$(2,419,667)

See accompanying notes to consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,127,377)	$(2,411,727)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,638	3,349
Common stock issued for services	25,000	452,000
Warrants issued for services	11,899	723,695
Stock options issued as compensation	2,654,126	-
Amortization of debt issuance costs	113,292	-
Changes in operating assets and liabilities:
Account receivable, trade	(4,102)	975
Accounts receivable, other	(25,350)	-
Prepaid expenses	(105,260)	(231,946)
Prepaid compensation	97,330	-
Prepaid royalties - related parties	(26,728)	(52,013)
Inventory	(7,840)	(6,802)
Deposit	3,117	(400)
Accounts payable	195,887	210,928
Accounts payable – related party	(4,375)	-

Net cash used in operating activities	(2,193,743)	(1,311,941)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to purchase equipment	(46,391)	(15,582)

Net cash used in investing activities	(46,391)	(15,582)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(75,986)	(69,775)
Repayment on notes payable - related party	-	(11,000)
Proceeds from sale of common stock	1,717,500	1,278,500
Payment of offering costs	(151,500)	(95,500)

Net cash provided by financing activities	1,490,014	1,102,225

EFFECT OF EXCHANGE RATES ON CASH	-	(7,939)

NET (DECREASE) INCREASE IN CASH	(750,120)	(233,237)

CASH AT BEGINNING OF PERIOD	2,851,118	253,677

CASH AT END OF PERIOD	$2,100,998	$20,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$12,086	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as direct offering costs	$181,537	$185,103

See accompanying notes to consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Zero Gravity Solutions, Inc. (the “Company”) is a biotechnology company focused on commercializing scientific breakthroughs in the area of patentable stem cell technologies designed for and derived from multiple experiments on the International Space Station (“ISS”).  These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity.  The Company is currently focused on a cost effective, ionic nutrient delivery system for plants that can delivery minerals and micronutrients systemically at the cellular level of a plant (BAM-FX™) and the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment (Directed Selection).   The Company owns proprietary technology for its first commercial product, BAM-FX™ that can boost nutritional value and enhance the immune system of food crops without the use of genetic modification.

The Company was organized on August 19, 1983 in the State of Delaware, under the name Monolith Ventures, Inc. to acquire and develop mineral properties. On January 12, 2012, the Company amended its Articles of Incorporation to change its name to ElectroHealing Technologies, Inc. under the laws of the State of Nevada, in anticipation of a merger which did not occur. On January 11, 2013, the Company amended its Articles of Incorporation to change its name to Zero Gravity Solutions, Inc. pursuant to the acquisition of intellectual property on December 3, 2012. On September 13, 2014, the Company formed BAM Agricultural Solutions, Inc. (BAM Inc.) as a wholly-owned subsidiary in the State of Florida. On December 17, 2014, the Company formed Zero Gravity Life Sciences, Inc., (ZGLS) as a wholly-owned subsidiary in the State of Florida.

Going Concern and Management Plans

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2016, the Company had approximate cash balances of $2,101,000, working capital of $2,081,000, total stockholders’ equity of $1,905,000 and an accumulated deficit of $14,519,000. These factors raise doubt about its ability to continue as a going concern. To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, contract consulting and sales and marketing related expenses are incurred. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2016.   If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its research and business development activities or cease operations.  The Company continues to explore obtaining additional financing.  The Company closely monitors its cash balances, cash needs and expense levels. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

Management’s strategic plans include the following:

- continuing to advance development and sale of the Company’s principal product, BAM-FX™;

- pursuing additional capital raising opportunities; and

- continuing to develop prospective partnering or distribution opportunities.

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2016, are not necessarily indicative of results for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2016 and December 31, 2015.

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first-in, first out (FIFO) cost or market basis. Inventory consisted of:

	June 30,	December 31,
	2016	2015
Raw materials	$5,510	$8,163
Finished product	13,662	13,771
Consignment Inventory	10,602	-
Total Inventory	$29,774	$21,934

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the six months ended June 30, 2016 and 2015.

Concentration of Credit Risk

The Company at June 30, 2016 maintained its cash balance with two major national financial institutions. The bank balance at June 30, 2016 exceeded the FDIC limits by $132,205. The Company believes that its credit risk exposure is limited. The Company has never suffered a loss due to such excess balances.

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

Notes to Consolidated Financial Statements

June 30, 2016

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment. There were no financial assets or liabilities measured at fair value, with the exception of cash (Level 1) as of June 30, 2016 and December 31, 2015.

The carrying amounts of the Company’s accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments. The carrying value of the Company’s notes payable approximates fair value due to its short period to maturity and its stated interest rates, combined with historic interest rate levels. The carrying value of the Company’s accounts payable and notes payable related party are not practical to estimate due to the related party nature of the underlying transaction.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

At June 30, 2016, two customers accounted for 89.9% of total accounts receivable- trade, each representing 72.9% and 13.9%, respectively. During the six months ended June 30, 2016, four customers accounted for 73.1% of net sales, each representing 32.8%, 16.4%, 14.5% and 9.4%, respectively. At December 31, 2015, four customer accounted for 100% of total accounts receivable - trade. The Company’s sales in calendar year 2015, included sales to international customers located in Central and South America. During the six months ended June 30, 2016 there were no international sales. At June 30, 2016, 72.9% of the account receivable - trade balance was due from the customer in Chile.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. No allowance for doubtful accounts was recorded at June 30, 2016 or December 31, 2015.

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

Notes to Consolidated Financial Statements

June 30, 2016

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

Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants and stock options are not considered in the calculation as the impact of the potential common shares (totaling approximately 12,258,000 shares for the three and six months ended June 30, 2016), would be to decrease the net loss per share.

Research and Development

Research and development costs are charged to expenses as incurred.

Foreign Currency Transactions

The unaudited interim consolidated financial statements are presented in United States Dollars. As of June 30, 2015, the Company had a bank account in a foreign currency. The balance of this bank account was translated from its local currency (British Pounds) into the reporting currency, U.S. dollars, using period end exchange rates. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using the weighted average exchange rate for the period. As of June 30, 2016, no such account existed.

Transaction gains and losses resulting from foreign currency transactions were immaterial and recorded as foreign exchange gains or losses in the consolidated statement of operations. The Company did not enter into any financial instruments to offset the impact of foreign currency fluctuations. During 2015, upon the termination of the United Kingdom subsidiary, the Company transferred the remaining balance of accumulated other comprehensive loss to operations. No balance exists at June 30, 2016.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

The Company does not have an accrual for uncertain tax positions as of June 30, 2016 and December 31, 2015.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 30, 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2016 or 2015.

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

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts from Customers, which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after June 30, 2016. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	As of
	June 30, 2016	December 31, 2015
Computer Equipment	$15,332	$7,082
Equipment and Furniture	74,529	53,944
Leasehold Improvements	17,557	-
Accumulated Depreciation	(15,929)	(9,290)
Property and Equipment - Net	$91,489	$51,736

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable

In July 2015, a director advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. For the six months ended June 30, 2016, accretion of the debt discount of $113,292 was recorded in other expenses on the statement of operations. Subsequent to the quarter the maturity date of the note was extended to July 2017, as discussed further in Note 7.

Royalty Agreement

In 2013, the Company entered into a royalty agreement, which was amended in 2015, with a key employee and principal stockholder of the Company and a current director of the Company. The agreement has a term of 25 years, requires payments of royalties equal to 5% of gross sales of products derived from certain patents held or licensed by the Company, including the BAM-FX™ product, and also a minimum monthly payment of $2,500 to be offset against future royalty obligations of the Company. Certain other payments made by the Company in relation to the maintenance and protection of the Company’s rights in related patents to those held by the Company are to be applied against future royalty obligations of the Company.

Sales subject to the royalty agreement were $20,314 for the six months ended June 30, 2016. Sales subject to the royalty agreement were $82,965 for the six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, $220,010 and $193,282 respectively, prepaid royalties is available to be offset against future royalty obligations.

Consulting Agreement

During March 2015, the Company entered into a consulting agreement with a director. The agreement had a term of 6 months, required payments of $200,000. $121,858 was recorded as a component of general and administrative expense on the statement of operations for the six months ended June 30, 2015. At June 30, 2016, $75,000 was payable and at December 31, 2015, $90,000 was payable and included in accounts payable related party on the balance sheet.

NOTE 4 – COMMITMENTS

Lease Commitments

The Company leases its offices and building space under short term leases. These leases are renewable either monthly or annually. Lease expense was $19,097 and $25,478 for the three months ended June 30, 2016 and 2015, and $37,433 and $43,193 for the six months respectively.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company provides funding and reimbursement for the costs incurred by NASA ARC under the SAA, but owns any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750 in the first quarter of 2016, which serves as reimbursement for NASA ARC’s estimated expenses to carry out it responsibilities pursuant to the SAA.  As of June 30, 2016 $155,750 has been recorded in R & D expense and approximately $218,000 is recorded in prepaid expense. The remainder of the prepaid expense is expected to be charged to R & D expense by the end of 2016. The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 5 – NOTES PAYABLE

The Company has two outstanding notes payable utilized for financing corporate insurance premiums. The total outstanding was $66,769 and $142,756 as of June 30, 2016 and December 31, 2015 respectively. Both notes carry a rate of interest of 8% and are due in 2016.

NOTE 6 – EQUITY

Common Stock

Private placement offerings

During the six months ended June 30, 2016, the Company issued 1,374,000 shares of common stock and warrants to purchase 1,374,000 shares of common stock pursuant to its October 2015 private offering. Each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2.00 per share was sold for $1.25. Gross proceeds from the offering were $1,717,500 with offering costs of $151,500. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 152,575 shares of common stock with an exercise price of $2.00 per share to the Company’s placement agent.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

Common stock issued for services

During the six months ended June 30, 2016, the Company issued for services, 20,000 shares of common stock with a value of $25,000. The value of the common stock issued was recorded in general and administrative expense for the six months ended June 30, 2016.

During the six months ended June 30, 2015, the Company issued for services, 351,000 shares of common stock with a value of $452,000. The value of the common stock issued was recorded in general and administrative expense for the six months ended June 30, 2015.

Warrants

Warrants issued for services

During the six months ended June 30, 2016, the Company issued fully vested, non-forfeitable warrants to purchase 10,000 shares of common stock at an exercise price of $2.00 per share to employees and consultants for services rendered. The estimated fair value of $11,899 was based upon the following management assumptions: expected dividends of 0, volatility of 184.2%, risk free interest rate of 1.38%, and expected life of the warrants of 5 years.

During the six months ended June 30, 2015, the Company issued fully vested, non-forfeitable warrants to purchase 631,000 shares of common stock at an exercise price of $0.50 per share, 195,000 shares of common stock at an exercise price of $3.00 per share and 50,000 shares of common stock at an exercise price of $6 per share to employees and consultants for services rendered. The estimated fair value of $723,695 was based upon the following management assumptions: expected dividends of 0, volatility of 157.54%, risk free interest rates of 1.29% - 1.69%, and expected life of the warrants of 5 years.

Warrants issued with debt – related party

During July 2015 the Company entered into a note payable with a related party. In connection with the note the Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $2.00 per share (Note 3).

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2016:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Warrants	Exercise Price	(in Years)	Value
Outstanding – January 1, 2016	8,117,075	$1.41
Granted	1,536,575	2.00
Exercised
Cancelled/Forfeited
Outstanding and exercisable - June 30, 2016	9,653,650	$1.53	3.7	$1,621,989

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on June 30, 2016.

Stock incentive plan options

During November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares under the Plan. During the six months ended June 30, 2016, the Company granted 2,605,000 options to employees and officers of which 1,920,000 were fully vested. The grant date fair value of $3,131,958 was based upon the following management assumptions: expected dividends of $0, volatility of 184.2%, risk free interest rates of 1.14%-1.50%, and expected life of the options of 5 years.

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Options	Exercise Price	(in Years)	Value
Outstanding – January 1, 2016	-	$-
Granted	2,605,000	1.25
Exercised
Cancelled/Forfeited
Outstanding - June 30, 2016	2,605,000	$1.25	9.6	$-
Excercisable – June 30, 2016	1,920,000	1.25

	Nonvested Shares	Weighted Average
Nonvested Shares	Underlying Options	Exercise Price
Nonvested at January 1, 2016	-	$-
Granted	2,605,000	1.25
Vested	(1,920,000)	1.25
Cancelled/Forfeited
Nonvested at June 30, 2016	685,000	$1.25

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On July 19, 2016, Michael T. Smith, a member of the Company’s Board of Directors, agreed to an amendment of his promissory note in the principal face amount of $500.000 (the “Note”), which matured on July 16, 2016, discussed further in Related Party Transaction - Notes Payable (Note 3). The amendment retroactively extends the maturity of the Note to July 16, 2017 and provides that the principal and accrued but unpaid interest under the Note may be converted, in whole or in part, into the Company’s common stock at a conversion price equal to $1.25 per share. The amendment did not amend any other provision of the Note and it will continue to accrue interest pursuant to the original terms of the Note.

Subsequent to June 30, 2016, 125,000 options were issued to officers, employees and consultants under the Plan, exercisable at $1.25 per share.

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

Our business activities are separated between two primary wholly owned subsidiaries. BAM Agricultural Solutions, Inc., (“BAM Inc.”), oversees commercial and retail product introduction, business development through validation trials with crop growers and distributors and produces and sells our BAM-FX™ product. Zero Gravity Life Sciences Inc. (“ZGLS”) is responsible for any space research projects, life science applications of our technology and conducting additional research on BAM-FX™ and on future BAM Inc. product lines. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our performance and provide focus on our different business activities.

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

The results of a number of these trials have been received with the remainder completing through the third quarter of 2016. Although the technical analysis of the trials is underway, initial observations show significant yield and biomass improvements for crops treated. The number of trials on grower/end-user crops expanded during 2015 in the Midwest United States, Rocky Mountain States, California, Florida, Chile, Pakistan, Mexico and Guatemala. In 2016, BAM Inc. converted the majority of field trials to field validation, whereby specific expected crop results were identified at the inception of the validation process and upon achieving the expected result, a grower would agree to purchase product. The validations are currently in process. To support its commercial and customer validation efforts, the Company has hired or contracted with certified crop advisors and qualified personnel for sales and marketing support, in-field validation research and toxicology services. The Company is targeting domestic sales and has added regional sales managers in the West Coast, Midwest, Northwest and Southeast United States in addition to sales consultants and independent sales representatives. The sales management team has successfully solicited direct independent sales representatives and continues to solicit BAM-FX™ distributors that have existing sales representative, distribution and customer networks. In Chile, the Company changed its strategic relationship with its distributor so currently the distributor provides business development and sales management directly to and under the name of BAM Agricultural Solutions, Inc. as a branch office. The Company expects to expand its markets to other South American countries either directly or through the Chilean branch operations. The Company began introducing BAM-FX™ to Asia Pacific markets in 2016 to growers and potential distributors through existing business relationships. High value crop and row crop product validation is currently in process in a number of Asia Pacific countries including India, Malaysia and Thailand.

The Company operates a manufacturing facility in Okeechobee, Florida to supply product for validation and expected future product demand as it commences the commercial roll out of BAM-FX™ into the world’s agricultural markets. Manufacturing is currently conducted on an as needed batch process. The Company conducted a complete regulatory review of the manufacturing operations during the third quarter of 2015 and made certain policy and procedural changes to ensure compliance with good manufacturing processes and regulatory requirements, including engaging a chemical process engineer to analyze plant operations and audit adherence to regulatory requirements.

During 2016, the Company has continued to make process improvements and modifications to existing equipment and facilities to enhance efficiencies, comply with regulatory agencies, control the quality of raw materials used in production and provide customers a high quality product, consistently. For its existing production facility, the Company is currently adding product mixing equipment which will allow it to increase production for expected product demand. The Company also expects to begin designing and engineering a continual production process facility during the third quarter of 2016. The decision to add a second newly designed and engineered production facility for redundancy and continual improvement in quality control and efficiency will be made when production requirements dictate.

During the second quarter of 2015, our chief scientist began developing new formulations of BAM-FX™ to address nutritional needs of plants that are additive to our product’s current copper and zinc formulation. The new formulations address known plant deficiencies of boron, manganese, magnesium and iron and can be manufactured to include all or a combination of these elements. The new formulations have been tested by an independent laboratory and verified the existence of and ability to combine those elements. We expect to further develop these formulations in a laboratory setting and perform limited trials of new formulations during 2016.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX™ and identify additional commercial markets for the product. During the first quarter of 2016, the Company executed and began experimentation under a new five-year Reimbursable Space Act Agreement, (“SAA”), with NASA ARC and an existing investor and contractor, Intrinsyx. The SAA gives the Company access to NASA scientists and laboratories, which as engaged, may assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets.

Although we have started and realized nominal revenues we anticipate that in the near term, ongoing expenses, including product marketing, manufacturing process improvement, developing distributor relationships and the expansion of our in field sales and technical personnel, will be funded primarily by proceeds from sales of our securities. On February 27, 2015, we closed a private offering that commenced in March 2013 which raised gross proceeds of $4,448,297 of which $1,253,800 was received during 2015. On May 24, 2016, we closed a private offering that commenced in October 2015, which raised $6,260,000 in gross proceeds. Direct offering costs relating to these offerings were $687,750.

On July 16, 2015, the Company executed a $500,000 promissory note (the “Note”) with a Member of the Board of Directors, Michael T. Smith. The Note carries interest of 8.5% per annum, interest payable quarterly, with a maturity date of July 16, 2016. The Company may prepay the obligation without prepayment penalty. On July 14, 2016, the Note was amended to retroactively extend the maturity of the Note to July 16, 2017 and provides that the principal and accrued but unpaid interest under the Note may be converted, in whole or in part, into the Company’s common stock at a conversion price equal to $1.25 per share. The amendment did not amend any other provision of the Note.

The sale cycle for BAM-FX™ in agricultural markets is generally two years or two crop growing seasons with beneficial results. A customer generally will purchase a product after successfully testing over two consecutive crop growing seasons and verifying the product’s consistent performance and benefits on crop yields.

During 2016 we began field validations with new growers and distributors during 2016 in both domestic and international markets. The field validations specify expected crop results from BAM-FX™ crop applications at the inception of the validation process and upon achieving the expected result, a grower would agree to purchase product. The field validations are currently in process. We believe the positive outcomes of field validations will result in an increase in revenue from sales in late 2016, as growers have replicated crop improvement using BAM-FX™ and will begin to purchase inventory for the 2016 and 2017 growing season. We cannot, however, guarantee we will be successful in generating significant revenue in 2016 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute on our 2016 business plan and realize revenues expected.

Results of Operations

For the three months ended	June 30,	June 30,
	2016	2015	$ Change	% Change

Revenue	$14,614	$82,965	$(68,351)	(82.4)%

Cost of Revenue	2,934	11,848	(8,914)	(75.3)%

Gross Profit	11,680	71,117	(59,437)	(83.6)%
Operating Expenses	2,194,916	1,380,038	814,878	59.1%

Loss from Operations	(2,183,236)	(1,308,921)	(874,315)	66.8%

Other Income / (Expense)	(68,389)	(1,282)	(67,107)	5,234.6%

Net Loss	$(2,251,625)	$(1,310,203)	$(941,422)	71.9%

Net loss per share - basic and diluted	$(0.06)	$(0.04)	$(0.02)	50.0%

For the six months ended	June 30,	June 30,
	2016	2015	$ Change	% Change

Revenue	$20,314	$82,965	$(62,651)	(75.5)%

Cost of Revenue	3,665	11,848	(8,183)	(69.0)%

Gross Profit	16,649	71,117	(54,468)	(76.6)%
Operating Expenses	5,007,980	2,480,280	2,527,700	101.9%

Loss from Operations	(4,991,331)	(2,409,163)	(2,582,168)	107.2%

Other Income / (Expense)	(136,046)	(2,565)	(133,481)	5,203.9%

Net Loss	$(5,127,377)	$(2,411,728)	$(2,715,649)	112.5%

Net loss per share - basic and diluted	$(0.13)	$(0.07)	$(0.06)	(85.7)%

Revenue for the three months ended June 30, 2016 was $14,000, a decrease of $68,000 or 82.4% over the three months ended June 30, 2015 due primarily to one non-recurring commercial purchase recorded in the prior year. Revenue for the six months ended June 30, 2016 was $20,000, a decrease of $63,000 or 75.5% over the six months ended June 30, 2015 due primarily to one non-recurring commercial purchase recorded in the prior year. Revenue for the three and six months ended June 30, 2016 was comprised of a number of purchases by numerous growers for product validation. Revenue is primarily generated from sales to distributors of agricultural products and to growers who have completed trials in two crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. Based on observed results from our second season trials, we have begun to see distributor and grower interest in validating BAM-FX™, resulting in initial orders for validation purposes coming from multiple states and expected revenue growth during the latter half of 2016.

For the three months ended June 30, 2016, cost of revenue was $3,000, a decrease of $9,000 or 75.3% over the three months ended June 30, 2015. For the six months ended June 30, 2016, cost of revenue was $4,000, a decrease of $8,000 or 69.0% over the same period in 2015. The decrease in cost of revenue is directly related to our decrease in revenue for the three and six months ended June 30, 2016 over the same period in 2015.

Operating expenses increased by $815,000 to $2,195,000 for the three months ended June 30, 2016 compared to $1,380,000 for the three months ended June 30, 2015, or a 59.1% increase. The increase in operating expense is primarily due to an increase in personnel, consultant and professional expenses related to an increase in sales, marketing, product manufacturing and technical consultant expense for commercial product introduction, ongoing product validation and collection of and analysis of trial results of $688,000; an increase in sales related travel expenses of $60,000 and, an increase in insurance expense of $25,000 primarily due to an increase in directors and officers insurance, product liability insurance and employer provided employee health insurance. Non-cash equity compensation paid to consultants, board members and employees included in operating expenses was $1,172,000 for the three months ended June 30, 2016, an increase of $652,000 compared to $520,000 for the three months ended June 30, 2015. Research and development expense included in operating expenses increased by $101,000 to $106,000 from $5,000 during the three months ended June 30, 2016 from the same period in 2015. The increase is primarily due to an increase in BAM-FX™ university related crop testing and research pursuant to our SAA with NASA.

Operating expenses increased by $2,528,000 to $5,008,000 for the six months ended June 30, 2016 compared to $2,480,000 for the six months ended June 30, 2015, or 101.9%. The increase in operating expense is primarily due to an increase in personnel, consultant and professional expenses related to an increase in sales, marketing, product manufacturing and technical consultant expense for commercial product introduction, ongoing product validation and collection of and analysis of trial results of $2,372,000; an increase in legal expense of $30,000 for services related to the Company’s intellectual property and general corporate matters; and, an increase in insurance expense of $47,000 primarily due to an increase in directors and officers insurance, product liability insurance and employer provided employee health insurance. Non-cash equity compensation paid to consultants, board members and employees included in operating expenses was $2,763,000 for the six months ended June 30, 2016, an increase of $1,962,000 compared to $801,000 for the six months ended June 30, 2015. Research and development expense included in operating expenses increased by $201,000 to $214,000 from $13,000 during the six months ended June 30, 2016 from the same period in 2015. The increase is primarily due to an increase in BAM-FX™ university related crop testing and research pursuant to our SAA.

Other income/(expense) for the three months ended June 30, 2016 increased by $67,000 to $68,000 or 5,234.6% from $1,000 for the three months ended June 30, 2015. Other income/(expense) for the six months ended June 30, 2016 increased by $133,000 to $136,000 or 5,203.9% from $3,000 for same period in 2015. The increase in other income/(expense) for the three and six months ended June 30, 2016 is primarily due to interest expense on and accretion of debt discount in connection with the 8.5% Promissory Note executed on July 16, 2015, with a related party.

Net loss for the three months ended June 30, 2016 increased by $941,000 to $2,252,000 or 71.9% from net loss of $1,310,000 for the three month ended June 30, 2015. The increase in net loss is primarily due to the increase in operating expense for the quarter ended June 30, 2016 of $815,000, an increase in other expense of $67,000 and a decrease in gross profit realized during the period of $60,000. Net loss for the six months ended June 30, 2016 increased by $2,716,000 to $5,127,000 or 112.5% from net loss of $2,411,000 for the six month ended June 30, 2015. The increase in net loss is primarily due to the increase in operating expense for the quarter ended June 30, 2016 of $2,528,000, an increase in other expense of $133,000 and a decrease in gross profit realized during the period of $54,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2016 business plan may exceed $375,000 per month primarily due to an increase in connection with our work with NASA through the SAA, the costs of additional personnel and personnel related costs to develop markets for the sale of our product, BAM-FX™, and improvements to manufacturing facility and process.

We filed a registration statement on Form 10 with the SEC that became effective in February 2015 and requires us to operate as a fully reporting public company. We are incurring additional personnel and professional costs associated with operating as a fully reporting public company. Accordingly, we have acknowledged we may need to obtain additional funding to operate the Company and have continued to raise funds through a private offering that closed May 24, 2016.

On July 16, 2015, Michael T. Smith, a member of the Company’s Board of Directors, made an unsecured loan (the “Loan”) to the Company in the principal face amount of $500,000. The Company issued Mr. Smith a note due July 16, 2016 bearing interest at the rate of 8.5% per annum, such interest being payable by the Company to Mr. Smith quarterly. As additional consideration for the Loan, Mr. Smith also received a five-year cashless warrants to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The Company’s Board of Directors ratified the transaction on July 20, 2015 with Mr. Smith abstaining from voting on the matter. On July 14, 2016, the Note was amended to retroactively extend the maturity of the Note to July 16, 2017 and provides that the principal and accrued but unpaid interest under the Note may be converted, in whole or in part, into the Company’s common stock at a conversion price equal to $1.25 per share. The amendment did not amend any other provision of the Note. The Note shall be repaid in full by the Company, plus all unpaid interest, by July 16, 2017 (“Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or premium, As of June 30, 2016, the loan balance was $500,000.

Adequate additional financing may not be realized or may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability and we may never do so. These factors raise doubt about the Company’s ability to continue as a going concern.

Cash on Hand

As of June 30, 2016, the Company had a cash balance of $2,101,000 compared to a cash balance of $2,851,000 as of December 31, 2015.

Total assets were $2,824,000 and $3,465,000 at June 30, 2016 and December 31, 2015, respectively. Working capital was $2,081,000 and $2,901,000 at June 30, 2016 and December 31, 2015, respectively. The increase in working capital during the period was primarily from the sale of common stock, net of offering expenses of $1,565,000 offset by net cash used in operating activities of $2,194,000 and purchases of equipment of $46,000. Total stockholders’ equity decreased by $871,000 to $1,905,000 at June 30, 2016 from $2,776,000 at December 31, 2015.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 increased by $882,000 to $2,194,000 from $1,311,000 for six months ended June 30, 2015. The increase in net cash used in operating activities is primarily due to an increase in net loss of $2,716,000 offset by an increase in warrants and stock options issued for services of $1,515,000 included in net loss and a net increase in prepaid expense of $224,000, primarily related to the execution of our SAA, included in changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 of $46,000 increased $31,000 from the six months ended June 30, 2015 of $16,000, due to the increase of cash paid to purchase equipment

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $388,000 to $1,490,000 for the six months ended June 30, 2016 from $1,102,000 for the six months ended June 30, 2015. The increase in net cash provided by financing activities is due primarily to an increase in the proceeds from the sale of common stock of $439,000 offset by an increase in offering costs from the sale of common stock of $56,000.

Outlook

Required Capital Over the Next Year

We do not believe that we can accurately predict revenues and cash flow at this time due to the fact that our product, BAM-FX™, is new in the agricultural markets. Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will be sufficient to cover our future operating costs for six months.

The sales cycle for our product BAM-FX™ in agriculture markets is generally two growing seasons. We have completed our second season of introducing BAM-FX™ as a commercial product and believe that positive trial results on growers’ crops will result in multiple product sales to those growers and distributors during 2016. During the second quarter of 2016, we have seen an increase in market awareness of our product resulting in a number of product purchases by growers for field applications and to validate expected crop improvements. Although we expect revenues to increase during the remainder of 2016 through sales to both individual growers and distributors, we cannot assure that the cash flows from these activities will be sufficient to achieve our 2016 business plan. We expect that the cost of developing domestic and international markets for the sale of our product, BAM-FX™, research and product validation with NASA ARC under our SAA, and manufacturing process improvements could increase significantly over our current year to date costs during the remainder of 2016 and into future periods.

The Company expects that additional funding will be required to execute its business plan for the remainder of 2016 and future periods and is currently considering financial strategies to obtain additional equity capital investment during the third quarter of 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016 were not effective, for the same as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During October 2015, we commenced a new private offering of up to $10,000,000 of our securities. The $10,000,000 offering consists of 8,000,000 Units at $1.25 per Unit each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2. The Company executed a side letter to investors in the original offering to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the new offering. This offering was closed May 24, 2016. Through May 24, 2016, the Company issued 5,008,000 shares of common stock and warrants to purchase an additional 5,008,000 shares of the Company’s common stock pursuant to this offering.

During the six months ended June 30, 2016, the Company issued 20,000 shares of common stock, fully vested, non-forfeitable warrants to purchase 110,000 shares of common stock and issued fully vested stock options to purchase 2,205,000 shares of common stock and unvested stock options to purchase 385,000 shares of common stock to employees, directors and consultants for services.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

July 13, 2016 Investor Conference Call

The Company held a conference call on July 13, 2016 for all shareholders, investors, and other interested parties during which the officers discussed matters concerning the Company and answered questions. The matters presented by the Company related to information disclosed in this Quarterly Report and in the Company’s other reports filed with the U.S. Securities and Exchange Commission. The following information disclosed during the call may be more detailed or specific than information that has been previously disclosed in the Company’s filings:

•	The Company noted its belief that it will receive orders of a significant quantity in late 2016 from its discussions with potential distributors. The Company stressed that such projections were speculative at that time (and continue to remain speculative), as such orders have not yet been received by the Company.

•	Trials of BAM-FX, as it relates to its application to certain specialty crops—including medical marijuana—have been completed by third parties and have shown positive results. The Company is reviewing its internal policies and the risks related to potential business strategies as they relate to the application of BAM-FX to such specialty crops.

•	The Company has been working with local governments and universities to explore the impact of BAM-FX on the reduction of nitrate run-off related to agriculture in Ohio and Iowa.

•	BAM-FX has been listed on Agrian, Inc., which provides agrichemical ingredient label information to consumers. Separately, BAM Inc. has submitted an application and all appropriate documentation to the Organic Materials Review Institute (“OMRI”) for the listing of BAM-FX as an OMRI Listed Product. Becoming an OMRI Listed Product would permit BAM-FX to be listed for certain organic uses within the United States. There can be no assurance that such listing, however, will ever be approved by OMRI.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: August 12, 2016	By:	/s/ Glenn A. Stinebaugh
Glenn A. Stinebaugh, Acting Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2016	By:	/s/ Timothy A. Peach
Timothy A. Peach, Chief Financial Officer
(Principal Accounting Officer)

