Form 10-K
period 2016-12-31
Zero Gravity Solutions, Inc.
filed 2017-05-31
CIK 1574186

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”,  “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $17,565,231 in a private placement transaction of approximately $.79 per share based on management's estimate of fair value (as there have been nominal to no trades that have occurred in the past twelve months on OTC Pink).

As of May 30, 2017, the registrant had 40,068,764 shares of common stock outstanding.

Documents incorporated by reference: None.

ZERO GRAVITY SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2016

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

Company Overview

Organizational structure

Zero Gravity Solutions, Inc. (“we”, “us”, “our”, the "Company", “ZGSI” or the "Registrant"), a Nevada corporation, is an agricultural based biotechnology company focused on commercializing technology derived from, and designed for long term spaceflight and planetary colonization with significant applications to agriculture on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including climate change stress and soil degradation threats to agricultural production and the increasing inability to feed the world’s rapidly growing population. The Company’s business model focuses on two primary business segments: 1) BAM-FX™ which is a cost effective, ionic nutrient delivery platform for plants that delivers minerals and micronutrients systemically at the cellular level of a plant, and 2) Directed Selection™ which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the International Space Station. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are separated between two wholly owned subsidiaries BAM Agricultural Solutions, Inc. (“BAM Inc.”) oversees BAM-FX™ introduction and business development through product trials and validation with crop growers and distributors that have established business networks in agricultural markets, manufacturing, sales and agronomy support. Zero Gravity Life Sciences Inc. (“ZGLS”) is responsible for any space research projects, life science applications of our technology and conducting research on future BAM Inc. product lines. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our performance and provide focus on our different business activities.

A separate wholly owned subsidiary, Zero Gravity Solutions, LTD. (ZGS Ltd.), domiciled in England, was engaged in the European market and business development. During the first quarter of 2015, the Company conducted a review of its operating expenses and use of resources and determined that certain administrative and support costs were outside the scope of the 2015 business plan. Accordingly, the Company made reductions in personnel and curtailed operations of ZGS Ltd. during April 2015. ZGS Ltd. was liquidated during the fourth quarter of 2015. The Company expects to address European markets for BAM-FX™ at a future time when adequate resources are available to pursue the European markets and all local regulatory and import requirements are satisfied for import of BAM-FX™.

Operating Activity

The following time line highlights a number of the Company’s achievements during fiscal year 2016 and through February, 2017:

The Company is focused on near-term revenue generation through the introduction of the Company’s first commercial product, BAM-FX™, to domestic and international agricultural markets. BAM-FX™ is an ionic micro-nutrient delivery platform, registered as a fertilizer application with thirty-two (32) domestic states. The Company conducted product trials on a variety of crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014 and expanded field applications with those and additional trial participants during 2015. During 2015, the Company initiated in excess of sixty (60) trials on a variety of field crops, vegetables and fruits with first year participants and commenced second year trials with first year participants. Results from these trials, validated by independent accredited third party laboratories and academic institutions, showed significant yield, nutrient and biomass improvements for crops treated.

Based on the results of the previous two years’ academic and field crop trial results, the Company redirected its sales efforts in the second half of 2016, from a direct approach to growers to developing relationships with channel partners. In general, channel partners are large agricultural product distributors with which the Company has executed a distribution agreement. Three distribution agreements with agricultural product distributors in Ohio and California were signed during the fourth quarter of 2016, including an agreement with Pinnacle Agriculture Distribution, Inc., ("Pinnacle"). The agreement with Pinnacle commenced with two distribution outlets, one near Salinas California and the second, near Yuma Arizona. We expect to expand to other distribution outlets in southern California in 2017. Pinnacle is a multifaceted agricultural retail distribution business with operations including agricultural chemicals, fertilizer bulk handling and precision agricultural services. Pinnacle services growers across the United States. The other two distributors, Cleveland Genomics LTD and Rainbow Valley Nursery Company, are regional growers in Ohio and California, respectively. The Company also executed a channel partner agreement with a distributor in Paraguay, which has a commitment to purchase a minimum of seventy-four (74,000) thousand gallons. We expect to increase our channel partner network in 2017.

We employ the technical talents of our certified crop advisors and agronomists, both domestically and internationally, to support our commercialization and revenue generation efforts. During 2016, the Company added qualified sales management and agronomy personnel to develop channel partner relationships and provide technical product support to growers and channel partners.

During the third quarter of 2016, the Company formed an agronomy and science team to integrate agronomy and crop advisor personnel and centralize technical product know-how in Asia and North and South America. The agronomy and science team is expected to provide technical leadership and support to growers and channel partners in those markets. In addition, the team was tasked with the management the Company’s research efforts with science advisors at the NASA-Ames Research Center, NASA ARC, as outlined in our Reimbursable Space Act Agreement ("RSAA") executed in January 2016. The Company expects to add agronomy trained personnel during 2017 and extend the team’s responsibility to include the Asia Pacific and China markets as these develop.

We expanded our commercial marketing and product introduction efforts to India, Malaysia, Thailand and China in 2016. In certain countries, this work was undertaken by a distributor, pursuant to a non-exclusive distribution agreement executed in 2015. This business development and product introduction effort is consistent with our domestic strategy and focuses on developing channel partners, all of which are within the distributor’s existing business network in Taiwan, Indonesia, Vietnam, India, Thailand, Malaysia and Singapore. Beginning in 2015 sample quantities of BAM-FX™ were shipped to potential channel partners in a number of these countries to validate product claims with the expectation of revenue in 2016. Due to the time required to perform and document the validation and then to obtain governmental commercial import approval, no orders were received in 2016. Product introduction in those countries is expected to continue in 2017. Distribution agreements with potential channel partners in India and China are currently being considered. Based on successful product validation, receiving governmental approval to import product for sale and finalizing distribution agreements with channel partners, commercial applications of BAM-FX™ could commence in certain Asia Pacific countries during 2017.

The Company modified its strategic business relationship with its Chilean distributor in 2016 to allow it to conduct business development and sales management directly and under the name of BAM Agricultural Solutions, Inc. as a Chilean office. The office conducted numerous validation tests with growers and potential channel partner distributors in the country with fourteen different crops during the year and expects to generate revenue in 2017.

We plan to enter agricultural markets in other South American countries either directly or through the Chilean branch operations in 2017. During 2016, Chilean branch personnel provided management to negotiate and conclude an agreement with an exclusive distributor in Paraguay. The distribution agreement is a three-year agreement with a minimum initial first year order requirement of 74,000 gallons of BAM-FX™. We expect the Chilean branch to provide ongoing management and technical support in Paraguay during 2017.

We expected to deliver an initial order of BAM-FX™ to our Paraguay distributor during the fourth quarter of 2016. The order was delayed until the second quarter 2017, due to the distributor’s need to finalize Paraguay’s government product testing requirements for commercial import of BAM-FX™ and obtain import approval from Servicio Nacional de Calidad y Sanidad Vegetal y de Semillas ("SENAVE"), the government agency overseeing agricultural imports. BAM-FX™ tests were successfully completed by the Paraguay Agricultural and Technological Center (CETAPAR) in January 2017 and submitted to SENAVE. We will provide ongoing business development and technical product support jointly with our Chilean branch to our channel partner in Paraguay during 2017

BAM-FX™ was also introduced to the South American countries of Colombia and Brazil during 2016. The Company contracted with Fundacao de Apoio A Pesquisa Agricola (FUNDAG), a private nonprofit entity established under the laws and registered with the Brazilian government, to provide product test results to the Brazilian government for product registration and import approval. Approval for commercial import is expected during the first quarter of 2017. Potential Brazilian channel partners have been identified and introduced to the Company by one of the Company’s agronomy and science consultants affiliated with the University of Florida who are familiar with agricultural markets and distributors in Brazil.

The Company contracted with an independent Colombian laboratory during 2016 to test and provide evidence of effectiveness of BAM-FX™ for the Colombian government’s registration and approval to commercially import product. We expect to receive approvals from the Colombian government during the second quarter of 2017. The Company’s work in Colombia is supported by an import-export company, with which we have entered into a foreign business development consulting agreement, having existing business affiliations and operations in Colombia. The Company intends to negotiate and conclude product distribution agreements with Colombian entities during the first half of 2017.

As a result of our international market development efforts, we received requests for and are in the process of developing BAM-FX™ protocols for crops not grown domestically. For example, tea, coffee and rubber are significant crops serviced by potential distributors in the international markets. For certain potential distributors, until technical trial results on those crops are received and validated, their engagement may be delayed for a number of months. We plan to address market impediments by adding agronomy personnel in 2017 and working directly with in-country agronomists and qualified third-party agricultural labs and universities.

During 2016, the Company started to develop its business strategy such as by undertaking effort to have products incorporating BAM-FX™ enter the home and garden ready to use retail market. We expect to test market acceptance using pilot programs in certain big box stores in 2017. We engaged a seasoned retail market consultant to assist us with our retail product business strategy and roll out.

We operate a manufacturing facility in Okeechobee, Florida. Manufacturing is currently conducted on an as needed batch process. The Company conducted a complete regulatory review of the manufacturing operations during the third quarter of 2015 and made certain policy and procedural changes to ensure compliance with good manufacturing processes and regulatory requirements including engaging a chemical process engineer to analyze plant operations and audit adherence to regulatory requirements.  The Company believes the facility's operations comply with all regulatory requirements.

During 2016, the Company continued process improvements and modifications of existing equipment and facilities to enhance efficiency, comply with regulatory requirements, control the quality of raw materials used in production and consistently provide customers a quality product. The Company added a second product mixing line to increase production capability for expected product demand and a reverse osmosis water treatment system for consistent water quality.

Our chief scientist began developing new formulations of BAM-FX™ in 2015 to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulations address known plant deficiencies of boron, manganese, magnesium, and iron and can be manufactured to include all or numerous combinations of these elements. The new formulations were tested by an independent laboratory and, verified the existence of and the ability to combine those elements in solution. We expected to begin stability testing and limited trials of new formulations during 2016, however we focused our research and development resources on BAM-FX™ through our RSAA, university agricultural departments, and substantial potential channel partners. We plan to develop four to six products containing new mineral formulations during 2017 and obtain state licenses to sell those products once the commercial production capability is proven and all regulatory and labeling requirements are met.

The Company’s long term objectives include the commercialization of ZGSI’s space derived Directed Selection™ technology, which predicts that plant and animal stem cells exposed to prolonged microgravity in space can be endowed with new characteristics beneficial to society. In previous years, with our collaborators, the National Aeronautics and Space Administration (“NASA”), the United States Department of Agriculture (“USDA”), and the University of Florida, we conducted scientific studies on six NASA sponsored flights to the International Space Station (“ISS”). These experiments demonstrated that the gene expression of plant cells in zero/microgravity changes substantially, and furthermore, provided us with strong evidence that these changes can be directed toward beneficial attributes.

Our Directed Selection™ research aims to produce new varieties of proprietary, patentable stem cells for plants with desirable traits, such as the ability to better survive environmental challenges (i.e. temperature or climate change) or to resist disease. Adaptive changes in the plant will be accomplished without the need for additive or subtractive genetic engineering, thus eliminating public concerns about genetically modified organisms (“GMO”). The plant still uses the capabilities that are a natural part of its genetic potential through altered gene expression that enables adaptation toward valuable traits. Another important aspect of our space derived intellectual property capitalizes on space flight experiments showing the unique effects of zero/microgravity on mammalian cells. Space-based technology imparts the likely ability to reproduce undifferentiated multi-potent human stem cells in substantially larger quantities and more rapidly than is possible on Earth. Long-term goals include revolutionary advancements in stem cell differentiation, cellular macrostructure assembly, vascularization and wound healing. Because both humans and animals use very similar metabolic pathways, we also expect to produce patented stem cells that can provide beneficial treatments to commercial livestock. We believe that this area may lead to significant future business opportunities for the Company. We expect that research funding will be made available in 2017 if cash flows from our operations provide sufficient funds to support those efforts or funding is designated by equity investors or grants.

Research and Development Activity

The Company developed scientific relationships with NASA ARC, Ohio State University and Penn State University during 2016 to understand and validate the science incorporated in BAM-FX™ and identify additional commercial attributes. Pursuant to the Company's RSAA, with NASA ARC, the Company has access to NASA scientists and laboratories. Because the RSAA is reimbursable agreement, whereby the Company reimburses NASA for technical services, the Company retains ownership of intellectual property resulting from the research work performed.

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

NASA ARC used its unique, ground-based, controlled environment facilities and research personnel to address a series of questions relevant to both ZGSI and NASA during 2016. The scientific data is jointly evaluated by ZGSI and NASA ARC to determine utility of the ZGSI products to commercial agriculture and NASA applications. If jointly agreed and based on evaluation of the scientific data, space flight and other opportunities could be developed to test our potential role in achieving NASA goals in plant-based space biology and life support pursuits.

The RSAA lays out a four-phase plan of work (each a “Phase”). Phases Two through Four depend both on the successful execution of the previous Phase and joint agreement between NASA ARC and ZGSI.

From the scientific work of NASA ARC, ZGSI expects to understand the BAM-FX’s mode of action and physiological effects leading to increased yields currently observed on earth in commercial agricultural systems. NASA ARC is currently using its unique facilities designed specifically to conduct ecophysiological studies of the type necessary to address the science questions of interest to ZGSI and queries from channel partners. Additionally, ZGSI expects to discover if BAM-FX™ truly has applications for growing plants in the controlled conditions of spaceflight and for human colonization of other worlds. ZGSI plans to optimize BAM-FX™ application methods in both controlled environment agricultures on earth and in space flight applications.

Preliminary results from NASA ARC biomass studies during 2016 show indications that BAM-FX™ applications result in:

●	Increased photosynthetic efficiency within the plant leaf structure wherein light energy is converted into biomass;
●	Increased plant nitrogen use efficiency which increases the plant’s biomass production per unit of nitrogen, thereby reducing the amount of nitrogen needed for biomass production; and
●	The plant’s antioxidant production protects the plant from overheating although an increase in photosynthetic process also increases heat within the plant.

These preliminary findings add scientific support for results we have seen from field, third party and academic tests performed over the last three years, distinguishing BAM-FX™’s zinc and copper micronutrient delivery platform from other zinc and copper based fertilizer products in the agricultural markets.

We plan to fund additional research and continue working with NASA ARC in 2017 to finalize: the preliminary results of our 2016 studies; identify the scientific evidence of the action of BAM-FX™ within the plant structure; develop predictable crop and environmental dosage application rates to support precision agricultural applications for growers; and obtain evidence of foliar wrap-around effect on plants including the speed with which BAM-FX™ enters the cells of the plant. Agreement on scientific objectives of Phase Two of the RSAA with NASA ARC should be completed in the second quarter of 2017.

The Company signed an agreement with Intrinsyx Technologies Corporation ("Intrinsyx"), to undertake a plant growth experiment on broccoli aboard the ISS during 2015. The experiment, housed by hardware developed by Intrinsyx, follows protocols designed jointly by the Company and Intrinsyx. Intrinsyx is a systems engineering, science and research company that has delivered innovative, high performance technical solutions to NASA for over fourteen years. The experiment, anticipated to take place in 2016, was postponed due to a number of launch vehicle problems with Space-X flights during 2016.

On February 21, 2017, the Company’s research experiment using BAM-FX™ was successfully delivered to the ISS, launched from the Kennedy Space Center on February 18, 2017. In collaboration with NASA and Inrinsyx, the experiments study the growth and nutritional effects of BAM-FX™ in broccoli seedlings in microgravity, advancing scientific knowledge to promote the growth of fresh, nutrient-dense food for astronauts on long duration space missions.

Jointly, Intrinsyx and NASA ARC issued in January 2017, results of their research showing BAM-FX™ is compatible with glyphosate resistant crops, primarily Roundup Ready crops. Roundup Ready crops are crops genetically modified to be resistant to the herbicide Roundup. Roundup is the brand name of a herbicide produced by Monsanto Corporation with the active ingredient, glyphosate. Glyphosate is a broad-spectrum systemic herbicide and plant desiccant or drying agent. The 2014 Agricultural Chemical Use Survey published by the United States Department of Agriculture’s National Agricultural Statistics Service reported that glyphosate was applied to 38% of domestic planted acres. The result of this joint scientific research allows the Company to remove restrictions that had been included in BAM-FX™ labeling and instructions warning against use with glyphosate, thereby eliminating a significant marketing impediment for our product.

We believe the Company’s proprietary technologies enable the development of a diverse product line with unique solutions to big problems, representing significant potential revenue and profit opportunities. Due to the market scope and the associated regulatory requirements to reach full profit potential, ZGSI’s strategy is to enter into channel partnerships by executing distribution agreements, domestically and internationally, with industry-leading agriculture product distributors which will leverage our collective resources and expedite revenue generation.

Corporate History and Structure

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

Formation of ZGSI and the Company’s Current Structure

On December 3, 2012, we entered into a Patent Acquisition Agreement with John W. Kennedy whereby we acquired certain patents applications and technologies related to the Company’s current Directed Selection™ business segment. In connection with the acquisition of this technology, we changed our name to Zero Gravity Solutions, Inc. on January 11, 2013 to better reflect our new business endeavors, and issued 11,500,000 shares of our authorized, but previously unissued common stock. In connection with this acquisition, we moved our corporate headquarters from Salt Lake City, Utah to its current location at 190 NW Spanish River Boulevard, Suite 101, Boca Raton, FL 33431.

On July 30, 2013, John W. Kennedy assigned to the Company the entire right, title and interest in, to and under the invention and provisional patent application for Bioavailable Minerals for Plant Health which became the basis for the Company’s BAM-FX™ business segment.

The Company currently has two wholly owned subsidiaries: BAM Agricultural Solutions, Inc. (“BAM Inc.”) and Zero Gravity Life Sciences, Inc. (“ZGLS”). BAM Inc. is a Florida Corporation that holds and controls the manufacturing, sales and revenue generation of the Company's agricultural product, BAM-FX™. ZGLS is a Florida Corporation that holds and controls the Company’s Directed Selection™ business segment and the related research and development work. The Company had previously wholly owned Zero Gravity Solutions, LTD (ZGS Ltd.), and BAM Agricultural Solutions, LTD. (both private United Kingdom limited companies based in the United Kingdom) which had been created to service the Company's expected operations and interests in the European Union (EU). During the fourth quarter 2015, both UK companies were liquidated, and the financial resources redeployed to markets in the United States and Chile.

The Company currently has 32 employees, of which 31 are full-time employees. The Company has selected December 31st as its fiscal year end.

Principal Product Lines

BAM-FX™

BAM-FX™ is an ionic micro-nutrient delivery platform for food crops. BAM-FX™ was originally developed by John W. Kennedy, our Chief Science Officer and former director, to grow food crops in space vehicles designed for deep space human missions, but has been found to have potentially far reaching applications for agriculture on Earth. BAM-FX™ is a proprietary formulation of zinc and copper in a precise ratio used to treat plant mineral deficiencies by providing a delivery platform to move mineral ions to the mineral deficient areas in plants. The benefits of BAM-FX™ are accomplished without the use of genetic modification (“GMO”) or traditional fertilizers, soil amendments or supplements. Instead, the BAM-FX™ formula, working in connection with other agricultural plant treatment regiments, transports highly bio-available, balanced, ionic minerals systemically into the biological system of a plant using a mineral complex carrier in an ionic form, which penetrates and distributes nutrients throughout the plant's cellular structure. BAM-FX™ delivers a diversity of nutrients, in measurably larger quantities than can be achieved through standard and traditional methods, and it is capable of substantially cutting costs with its versatile application possibilities and its enhancement of multiple products.

BAM-FX™ can be applied by soaking/coating seeds, direct application at time of planting or as a foliar treatment of the plant at later stages of the plant’s development.

Academic and grower product trials, validated by independent laboratory’s and academic institutions, showed BAM-FX™ treated plants exhibit faster germination, higher yields, increased plant resistance to harmful environmental factors and higher quality fruit and vegetables. Trials have shown that applications of BAM-FX™ on various crops reduces the need for multiple applications of other products, which we believe will save growers time and money while creating faster growing, healthier, more robust plants. Additionally, we believe BAM-FX™ may provide significant value for farmers, growers, and world agriculture through:

●	Observed increased plant stress tolerance;
●	Faster time to maturity and harvest with higher farm yields for food crops;
●	Systemic delivery of targeted nutrients and minerals to crops requiring lower energy to uptake which creates a more robust plant and nutritious crop;
●	Increased nutritional quality of grains and produce including the potential to engineer nutrition into our food (i.e. bio-fortifying lettuce and grapes with zinc and potassium); and
●	Reduced ecological concerns associated with agricultural runoff pollution into water sources as phosphate or nitrate usage is decreased.

Food crops offer the best source of nutrition for humans since many supporting nutrients require organic carriers and are not normally absorbed by using vitamin and mineral supplements alone. As BAM-FX™ can be applied to any plant, we anticipate a substantial demand for BAM-FX™ to support improved crop health and nutrition.

BAM-FX™ Trials

In 2014, BAM-FX™ product development and commercialization activities spanned a wide range of studies in terms of crop plants, test parameters, geographic region, and potential customer base. In 2015, we conducted second season tests with a number of growers to replicate the first year’s positive results. The trials were primarily foliar applications during the growth cycle of the crops, including but not limited to wine grapes, table grapes, avocados, beans, tomatoes, rice, berries, stone fruit, corn, onions, barley, wheat, and leafy greens. We also initiated a number of first time trials with other growers, independent agricultural laboratories and potential channel partners. In addition to showing product efficacy, the trials enabled us to begin branding BAM-FX™ and provided word of mouth support within the local farming community to attract potential channel partner interest in BAM-FX™ and its performance.

To illustrate the field trial work conducted during 2014 and 2015, two of our multi-year trials and results are summarized, as follows:

High Value Crop: Wine Grape Trial

Field trial, analyses and harvest were conducted jointly by Intrinsyx and Guglielmo Winery staff during 2014 and 2015.

For the 2014 first season trial, a total of 300 mature Carignan vines were selected with 150 vines in three separate adjacent rows marked for BAM-FX™ treatment and 150 marked in three separate adjacent rows as untreated control. Additionally, 150 mature Zinfandel vines were selected with 75 marked for the BAM-FX™ treatment and 75 marked as control vines. The vines were chosen because all vines were of similar age, health, size and spacing. All vines were in environmentally stressed conditions.

These wine grapes are normally dry farmed but due to the local drought conditions, one quarter of an acre foot of water was applied by sprinkler sets during July 2014. This was the only water manually applied all year. Additionally, micronized wettable sulfur was applied as a fungicide, following manufacturer recommendations for wine grapes. Three foliar applications of BAM-FX™ were applied during the growing season through the date the grapes began to ripen.

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

For the 2015 second season field trial, a different area of the Guglielmo vineyard was chosen with applications made only on Zinfandel wine grapes. These vines were chosen because all vines were of similar age, health, size and spacing, and all were in environmentally stressed conditions. These wine grapes are normally dry farmed, but due to the drought conditions, one quarter of an acre foot of water, was applied by sprinkler sets during July 2015. This was the only water manually applied during the growing season. A micronized wettable sulfur was applied as a fungicide starting in early April with an additional application during each of the three following months (May-July), following manufacturer recommendations for wine grapes.

At first sign of early bud break in March 2015, BAM-FX™ was applied in a foliar spray and in the soil by slightly wetting the surrounding soil directly underneath vines above roots through an intentional overspray. Two additional foliar applications were made to the vines during the growing season.

Guglielmo personnel harvested each row in this trial with yield results showing an approximate doubling of yields obtained from the BAM-FX™ treated vines. Crush-juice quality parameters were again measured, showing only a slight average increase for sugar content (Brix) without any statistical differences.

Lab analyses showed a 45% average higher zinc and 14% average higher copper content in the juice from the BAM-FX™ treated vines showing that BAM-FX™ bioavailable ionic forms of zinc and copper are transported into berries and the resulting juice. The results confirmed protocols used in these environmental conditions were valid and use of the product as tested did not result in any entry barriers to the wine grape production market.

Our first season results demonstrated the ability to increase both the yields and quality sugar content/Brix in both Zinfandel and Carignan varieties, and total acids in Zinfandel. The second season results demonstrated the ability to increase Zinfandel yields, zinc content and quality in parameters measured. A third trial, conducted during 2016 on nine control acres and nine BAM-FX™ treated acres of Zinfandel grapes, resulted in a 28% increase in yield and quality improvement as seen in the prior years’ trials. We believe the product’s consistent positive performance over the three-year trial provides field based data needed to convince wine grape growers to purchase and commercially apply BAM-FX™ during 2017. We expect Guglielmo Winery will purchase BAM-FX™ from our channel partner, Pinnacle, for commercial application in 2017.

Row Crop: Corn Trials Summary

Corn is the largest crop in total acreage in the United States, with an estimated 91.4 million acres planted in 2016 reported by the United States Department of Agriculture in their release dated June 30, 2016. We believe the size of this market provides a significant opportunity for future revenue streams in addition to soybeans and wheat, which are the second and third largest row crops in the United States, by acreage.

During 2015, in a second-year corn trial, BAM-FX™ was evaluated on two farms in Iowa: one on twenty acres and the other on fifteen acres. The protocols in both trials applied thirty-two ounces of BAM-FX™ per acre with a reduction of nitrogen based fertilizer: a 25% reduction of nitrogen, phosphorous and potassium on the twenty-acre trial and a 25% reduction of nitrogen with no reduction in phosphorus and potassium on the fifteen-acre trial. The control acreage followed normal grower fertilizer application.

The trial results showed a 4% improvement in bushels per acre on the twenty-acre trial and a 1% improvement on the fifteen-acre trial. In both trails, the root ball on BAM-FX™ treated corn showed increased size, improved nutrient uptake, and strengthening of the plant’s anchor structure to withstand damage from wind, thereby reducing the grower’s crop loss.

These trials achieved a return on investment through improved crop yields and reduced fertilizer applications. As an additional environmental benefit, growers could reduce fertilizer run off into waterways, thereby reducing exposure to fines and penalties imposed by numerous municipalities on growers for nitrogen and phosphorus intrusion into water sources that feed drinking water processing facilities.

The prior years’ trials provided anecdotal data to establish product application guidelines to engage early adopters and to provide distributors and key industry leaders the tools for on-site product evaluation. For a variety of economically important crops, these tools include: acceptable BAM-FX™ concentration ranges and delivery rates, treatment methods, successful integration with a variety of commercial farming practices (i.e. soil application in furrow, drip irrigation, foliar spray, helicopter spray), and a series of evaluation criteria for demonstration of product success. Our 2015 testing was conducted on multiple crop acres. For most crops tested, the testing showed results similar to those in 2014: faster plant establishment (increased root growth, stronger plant crowns and greater leaf growth), faster crop maturation, tolerance to stress, improvement in nutritional value and overall increased yields. BAM-FX™ also showed the potential to support a reduction in fertilizer application rates.

Field trial modification during 2016

During 2016, we shifted our focus from field trials for performance data to scientific efforts with universities and NASA ARC. Our channel partners, although acknowledging the importance of the field trial results, requested third party data scientifically supporting the results and BAM-FX™ mode of action. This scientific data is currently being obtained through NASA ARC efforts under the RSAA and in connection with studies at the University of Florida, the Tropical Research and Education Center ("TREC") which is a division of the University of Florida, Ohio State University, Penn State University, University of Iowa and Florida International University.

Beginning in 2016, BAM Inc. focused its product marketing approach on grower’s field validation, whereby specific expected crop results were identified at the inception of the validation process and upon achieving the expected result, a grower would agree to purchase the product. The purpose of these trials, in addition to being part of our business development effort, is to develop brand name recognition and provide pull through business for prospective channel partners.

The Company has, over the last fiscal year, conducted trials on the effects of BAM-FX™ on medicinal cannabis. These trials were conducted with both certified licensed growers on outdoor crops as well as crops in a highly controlled internal environment. The same positive results we have seen with commercial agriculture crops were also evidenced with cannabis. The Company is evaluating its entry into this market in addition to its market strategy for that crop.

The Company formed an agronomy and science team during 2016 to centralize technical management, coordinate our trials, compile results, and focus our scientific work to address specific questions from the agricultural community and our channel partners regarding how and why BAM-FX™ works. We believe the team’s focus will maximize the value of our research. The agronomy team integrated our agronomy and crop advisor personnel in North America, South America and Asia and provides centralized leadership and technical expertise to support sales and marketing. The agronomy team is the interface between channel partners, NASA ARC and university research.

The commercialization cycle for new agricultural products is generally two to three growing seasons. Our 2015 trials included a mix of independent laboratory tests, first year small-scale trials with growers and second season multiple acre trials with growers. Demonstrating consistent product performance is one key to obtain product orders from growers in the United States. During 2016, in connection with NASA ARC, we began developing product application dose rates and response curves scientifically to enable us to predict outcomes and support consistent performance.

Although United States growers have not historically been innovators and have required multiple growing season trials before adopting new products and technologies, our 2014 and 2015 domestic trial results have been instrumental in opening commercial markets in Asia, Chile and other South American countries. Having completed a number of successful trials in Chile coupled with successful domestic trial data, we have seen a significant interest from Chilean growers and potential channel partners. We have product in Chile and expect orders for BAM-FX™ for commercial application through channel partners and direct sales to growers to commence in the second quarter of 2017.

During the fourth quarter of 2016, the Company entered into an agreement with Global Biotech, S.A.S. a Colombia agricultural testing and analytic laboratory, to evaluate BAM-FX™ through a series of product application tests to obtain approval for commercial import. We expect, assuming positive results, to apply for and obtain registration through the Colombia Institute of Agriculture (ICA) during the second quarter of 2017 for commercial import. We are working with a potential Colombian channel partner, landowner and grower who expects to sell, market and distribute BAM-FX™ within Colombia.

The Company has completed its efficacy studies in Brazil. We are currently undergoing the government’s approval process for sale in Brazil.

The Company conducted initial market analysis in China with the assistance of a contractor, Asia 21 Communications, LLC ("Asia 21"), focusing on the sale and distribution of products and solutions into China and providing local operational support, management and services. Asia 21 has offices in the United States and China. Registration with the China Ministry of Agriculture for approval to import BAM-FX™ began during the fourth quarter of 2016 and is expected to complete during the second quarter of 2017. In connection with BAM-FX™ registration testing requirements, the Company contracted with the Shanghai Agricultural Institute to develop BAM-FX™ test data and technical reports for government import approval.

The Company also began to introduce BAM-FX™ to Asia Pacific markets in 2016, targeting potential distributors through existing business relationships. High-value crop and row crop product validation is currently in process in a number of Asia Pacific countries including India, Malaysia, Indonesia, Philippines and Thailand.

During February 2017, the Company signed an exclusive distribution agreement with Bison Africa Capital (Pty) Ltd. (“Bison”). Bison is an emerging investment holding company based in South Africa and a leader in building competitive and representative South Africa companies. Under the terms of the agreement, Bison will be responsible for importing BAM-FX™ and will supervise the sales, marketing, legal and administrative tasks necessary to introduce and sell BAM-FX™ in South Africa. This agreement will be effective one month after BAM-FX is approved for commercial sale by the South African Department of Agriculture which is estimated to complete during the second quarter of 2017.

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

Life on Earth has always developed within the confines of gravity. About 50% of the energy expended by terrestrial-bound plants is dedicated to structural support in order to overcome gravity. By removing gravity from the equation, plant cells in a weightless environment have an excess of energy. This relatively benign environmental change causes the plant to engage its survival mechanisms, thereby enabling differential gene expression. The plant is able to adapt quickly to changing environments or disease causing organisms, stressors that we introduce artificially while the plant is in microgravity thereby directing gene expression. This indicates that we can produce new varieties of plants, with required new attributes, faster than traditional methods.

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

The Company is using the Directed Selection™ platform technology to create more robust plant varieties adapted toward desirable characteristics. Our Directed Selection™ research aims to produce new varieties of proprietary, patentable stem cells for plants with desirable traits like the ability to better survive environmental challenges (i.e. temperature or climate change) or to resist disease. Adaptive changes in the plant will be accomplished without the need for additive or subtractive genetic engineering, thus eliminating public concerns about GMOs. The plant still uses the capabilities that are a natural part of its genetic potential through altered gene expression that enables adaptation toward valuable traits.

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

The second part of the Directed Selection™ technology pertains to the mass replication or propagation of stem cells in space, something that can be done on Earth but at much slower rates. Although stem cells can be produced on Earth, current methods are inadequate to create large quantities of healthy cells in short periods of time. Our technology would allow for the increased production of healthy stem cells. Tests, which occurred over six space missions, have provided initial proof-of-concept that the Directed Selection™ technology allows stem cells to replicate en masse. We believe it may eventually allow us to produce large quantities of undifferentiated pluripotent stem cells in the same environment for commercial sale to third parties.

Directed Selection™ Research

A series of space microgravity experiments were executed by means of six space shuttle flights to the ISS spanning from 2007 through 2011, linked to and supported by the NASA Space Act Agreement entered into by ZGSI’s founder, Mr. John W. Kennedy. A new five-year RSAA, signed during January 2016, with NASA ARC, provides us access to NASA scientists and laboratories to continue research on earth. In addition, we expect that there are opportunities through a collaboration with Space Florida to continue research on the ISS. Space Florida is an economic development organization devoted to space research and drives Florida economic development across the global space enterprise. In prior years, tests of chemical compounds, plant cells, and mammalian stem cells in microgravity were conducted in conjunction with the USDA, Agricultural Research Service Labs (Beltsville, MD) and ("TREC").

Proof Of Concept Plant Research To Develop Jatropha Biofuel Strains.

The ZGSI space research program focused, in part, on Directed Selection™ of traits in plants, using microgravity. Initial research focused on in vitro cell culture methods for plants of interest for biofuels or valuable ornamentals. The tropical and sub-tropical plant, Jatropha Curcas (physic nut), produces an easily purified biodiesel or jet fuel, but Jatropha is intolerant of frost and subject to diseases like root rot, leaf spot, and rust. A Jatropha cultivar with a broader climate range, improved frost tolerance, and greater disease resistance, would be a valuable improvement to biofuel production. A parallel study of ornamentals tested an endangered orchid species, two types of tropical flowering tree, and a common plant model organism. Research encompassed a series of six flights, from 2007 through 2011, and was completed by Dr. Wagner Vendrame at TREC. Research support was provided by NASA, BioServe Space Technologies, the Vecellio Group, and Vecenergy Corporation.

Plant cells from test species were grown in microgravity aboard the ISS and returned to ground for follow-up testing. The series of experiments produced several important results. The research team discovered the means to produce and propagate plant stem cells using microgravity. Further, methods were developed to out-grow plants from microgravity stem cells. Plant cells in microgravity were able to form pro-embryonic masses, which would enable quick regeneration of clonal plant material in order to grow new, whole plants. Plant cells also had increased growth, and cell cultures acquired a high stress tolerance in microgravity based upon the ability to recover viable cells after a long-term (290 day) culture under very limited nutrient conditions. As predicted, plant cells grown in microgravity acquired different growth characteristics and differential gene expression, compared to growth in normal gravity conditions. Currently, proprietary Jatropha strains are in keeping at TREC.

Mammalian Stem Cell Research in Space

Mammalian stem cell research offers an immeasurable promise for human health through potential means of disease treatment or cure and for tissue or organ regeneration or repair. ZGSI scientists and collaborators recognized this valuable application of space research early on, in 2008, and used the STS-126 flight mission to attempt to grow porcine liver stem cells (PICM-19) in microgravity. The experiment verified that mammalian stem cells would propagate, differentiate, and even form biliary liver structures in microgravity. Cell viability was maintained and cell activity assays indicated that cells maintained hepatocyte detoxification function over the test period. An early stem cell experiment, the PICM-19 was an essential first step toward using microgravity to mass-propagate human differentiated or undifferentiated stem cells to accomplish a myriad of research goals.

Timeline and Plan of Operations

While we believe we can realize sustainable revenue executing our plan to leverage our technology and resources by developing strong business relationships with our channel partners, we cannot guarantee we will be successful. Our business is subject to risks inherent in the establishment of a new business enterprise including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. There can be no guarantee that we will be able to obtain the necessary levels of profitability or fundraising needed to remain operational on a long-term basis. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Zero Gravity Solutions, Inc.

The Company is a fully reporting company and as such, provides general and financial administration, financial compliance with the SEC, marketing support and strategic planning to BAM Inc. and ZGLS. The Company also develops product marketing material, investor oriented materials and provides systems support and market reach on our websites and through social media programs.

During May 2016, the Company announced that it had closed the final tranche of its previous offering of the Company’s Units in an exempt private placement transaction (“Private Placement”). Each Unit in the Private Placement consisted of one share of the Company’s common stock and a five-year warrant to purchase one share of the Company’s common stock at $2.00 for $1.25 per Unit. The Company received gross proceeds of $6,260,000 million pursuant to the Private Placement.

Throughout 2016, the Company in cooperation with Space Florida, provided management assistance and strategic planning in the organization of the Planetary Sustainability Institute ("PSI"), a non-profit entity chartered to engage in research and commercialization of new sustainable technologies at the Kennedy Space Center. We expect to play an integral part in the development of PSI’s sustainable agricultural research programs including products the Company expects to develop during 2017.

During August 2016, the Company identified a need to raise additional funds to execute its business plan for the remainder of 2016 and future periods. In October 2016, the Company began addressing those requirements through a new private placement of common stock of up to $10,000,000 at $3.00 per share of common stock issued.

The Company expects to continue providing administrative and financial support to BAM Inc. and ZGLS as those subsidiaries execute their business strategies during 2017 in addition to collaborating with the PSI on agricultural research, economic development and identification of new technologies to improve worldwide agricultural operations.

BAM Agricultural Solutions, Inc.

BAM Inc.’s 2017 business strategy includes building product demand, brand recognition and generating revenue in domestic and international markets through its channel partner strategy. This strategy entails identifying, engaging and cooperating with multiple channel partners to include BAM-FX™ in their agricultural product offerings utilizing their existing sales and distribution networks. The relationship between BAM Inc. and its channel partners is contractually defined in a distribution agreement between the parties. The distribution agreements include and are expected to include geographic exclusivity based upon an initial stocking order and mutually agreed product sale volumes.

BAM Inc.’s primary obligations under a distribution agreement include, but are not limited to, technical product support based on scientific third-party research and field assistance with growers to generate pull through orders for channel partners. In connection with the channel partner strategy, BAM Inc. has been requested by its channel partners to provide and plans to address: additional ionic formulations to supplement its base product, BAM-FX™; scientific data targeting the marketplace; simple and factual market talking scripts; test data on head-to-head competition against leading micro-nutrient products; foliar dose response curves for performance predictability; and access to information and data generated through our RSAA with NASA ARC.

Although BAM-FX™ can be applied as a soil drench, seed soak/coat or foliar application, we plan to focus the majority of our 2017 sales, agronomy and science efforts on foliar applications to prove the product’s superiority to other micronutrient products in the foliar market. We believe the superior attributes in the foliar market include an electrostatic wrap around foliar effect, thereby accessing the entire leaf and stem structure, and accelerating speed of micronutrient delivery into the plant’s cells. In 2017, we expect to show scientifically that these attributes exist in foliar applications of the product. We expect our agronomy and science team will obtain necessary third-party science data to prove beneficial attributes we have seen in seed soak/coat applications during 2016 and finally, investigate the impact on soil health from beneficial drench applications.

The Company began investigating the retail markets for ready-to-use home and garden applications in 2016 and will continue exploring those opportunities in 2017 with home and garden distributors and big box retailers. Our entry into the retail market, if at all, would either be as a product branded foliar application provided to wholesalers or as a privately branded product through a licensing or distribution agreement. Due to our current production limitations, bottling, packaging and labeling would be conducted by a product fulfillment agreement with a third-party vendor.

BAM Inc. expects to develop a precision agricultural approach in agricultural markets, expand domestic sales in states not currently addressed, and prove its value proposition with grower return on investment statistics. BAM Inc. is currently licensed to sell its commercial product in thirty-two states.

The Company plans to add agronomists, field agricultural technical support personnel and additional field sales and marketing management during 2017. The Company also expects to expand its brand recognition and market penetration by developing its channel partner network. We expect that introduction of new formulations of BAM-FX™ will allow us to address broad agricultural markets and expand the sale of product through an expanded product offering, in agricultural markets.

The Company’s manufacturing facility in Okeechobee, Florida, could have insufficient capacity to fulfill domestic and international orders dependent upon product demand in 2017. We expect to begin designing and engineering a continual production process facility during the first quarter of 2017. The decision to add a second newly designed and engineered production facility for redundancy, product demand and continual improvement in quality control and efficiency will be made when production requirements dictate and adequate financial resources are available. Although no specific location has been identified, we believe this facility would be located in a domestic southwestern State to service channel partners in the western and mid-west United States and expected channel partners in the Asia-Pacific region.

Zero Gravity Life Sciences, Inc.

We expect ZGLS will assist with agricultural research and identify complimentary technologies for agricultural and any space related initiatives and assist in developing and testing new BAM-FX™-based formulations for specific crops and varying geographic soils and weather conditions. In addition, ZGLS will manage our intellectual property portfolio and assist BAM Inc. with patent strategies related to commercialization of new products. The Company also expects ZGLS to provide focus on the Company’s Planetary Sustainability Institute efforts in 2017 in cooperation with Space Florida.

Strategy for Growth

BAM Agricultural Solutions, Inc.

BAM Inc. is executing the commercial roll out of BAM-FX™ following three years of initial product testing with several universities, end product users, and laboratory work supplementing the science of BAM-FX™ during 2016 through work performed under the RSAA with NASA ARC. BAM-FX™ has been licensed as a fertilizer product and approved for sale in thirty-two states in the United States and in Chile. BAM Inc. is pursuing registration and approval for commercial sale and distribution in Paraguay, Brazil, Colombia, South Africa, China, Indonesia and the Philippines.

BAM Inc. is currently addressing the need for additional domestic personnel requirements in sales and agronomy to support domestic and South American channel partners in 2017. Currently, sales and agronomy personnel are sufficient to support the Chilean market and our channel partner in Paraguay. Additional personnel will be required as sales and distribution expands domestically and begins in other South American countries. When operations commence in South Africa and in Asia Pacific countries, BAM Inc. expects to increase agronomy resources resident in the countries of operation.

The Company is executing a brand awareness and marketing support strategy, which includes:

●

Implementing a comprehensive online and social media presence integrating website development aimed at channel partner and consumer audiences, search engine optimization and core message reach through social media platforms.

●

Coordinating direct, indirect and cross marketing activities to support our channel partner’s sales efforts, including placement of advertisements and articles in leading print and electronic agricultural publications such as Western Grower & Shipper, World Ag Outlook and others.

●

Participation, including speaking engagements, at seminars and industry tradeshows to extend our core message reach into the agricultural community by highlighting the unique attributes of the BAM-FX™ products.

The Company’s growth strategy engages and supports channel partners in domestic and international agricultural markets. In addition, our strategy includes supporting our product’s value proposition scientifically in collaboration with NASA ARC through the RSAA, Ohio State University and Penn State University. Domestic field validation tests, conducted on potential customer locations, will be coordinated by our national sales director, conducted by our certified crop advisors, and directed by our agronomy team. Our branch office personnel in Chile are expected to manage channel partner engagement, registration and validation efforts in South America with oversight from the Company’s chief executive officer. Other international channel partner engagements and validation requirements will be managed by our Chief Technology Officer, supported by in-country consultants.

We believe our marketing approach for 2017 will focus primarily on foliar and seed soak/coat applications. Science supporting competitive market advantages in foliar markets will be collaboratively developed with NASA ARC under our RSAA. Testing of seed soak/coat application is planned to continue through field trail applications both domestically and internationally.

In anticipation of product demand exceeding our current production capacity, we will commence designing, engineering and developing a continual process flow facility expected to complete in late 2017.

Zero Gravity Life Sciences, Inc.

ZGLS’s short to mid-term plans includes the utilization of NASA and PSI relationships to research BAM-FX™ related to space program applications, as well as engaging in research based upon the Company’s zero/micro gravity intellectual property leading toward the development and patenting of unique stem cells developed on the ISS. These potentially patentable plant stem cell lines could lead to new global food cash crops resistant to climate change and other adverse environmental factors.

ZGLS, in cooperation with our agronomy team, is also continuing ground-based research on a pipeline of additional derivative BAM-FX™ products utilizing other minerals and micronutrients other than our original zinc-copper compound and complementary products for inclusion in an expanded product offering. In addition, ZGSL is investigating select in-licensing opportunities, particularly those addressing challenges to the NASA space program along with clear terrestrial healthcare needs.

Sales and Distribution Strategy

The Company implemented a channel partner sales and distribution strategy during the second and third quarter of 2016 for the United States and selected global markets. The Company believes channel partner alliances, as they are developed and strengthened, will result in effective market penetration leading to revenue growth. Channel partner sales and customer support will combine the talents of our internal sales organization and agronomy team. This market strategy and its impact on future revenue and product distribution will continue to evolve throughout 2017. One of our principle areas of focus is to provide technical and marketing support to our channel partners.

Intellectual Property

We have made protection of our intellectual property a strategic priority. We rely on a combination of patent applications, trademarks, trade secrets and other intellectual property laws to protect our proprietary rights.

Patent Applications

We are the owners or licensees of two U.S. patents and many U.S. and foreign pending patent applications that form an important part of our immediate and future business plans. We have been assigned or licensed the rights to these patent applications through agreements with our chief science officer and former director, John W. Kennedy.

We are the assignee of a portfolio of patent applications that pertain to the second-generation bioavailable mineral compositions ("BAM-FX™"). The BAM-FX™ composition is highly useful as a nutrient additive that may fortify against disease or environmental stresses and promotes growth. The basis of which is the ability of the ionized micro nutrient platform to deliver selected minerals into a plant or other complex organism systemically at the cellular level. The U.S. Patent and Trademark Office issued U.S. Patent No. 9,266,785, titled Bioavailable Minerals for Plant Health, on February 23, 2016. The patent will expire on December 27, 2026. Related applications are pending in Chile, Thailand, and Malaysia as well as a child U.S. application.

We are also the licensee of a patent application that pertains to the use of artificial Superoxide Dismutase ("SOD") compositions for the treatment of several plant and animal diseases, including amyotrophic lateral sclerosis (also known as ALS disease). Superoxide is naturally produced by plants and animals, including humans, and its production is accelerated in times of trauma or stress. SOD is produced by the cells to counteract the effects of an over-production of superoxide. Adequate amounts of SOD may increase life-span in humans and may be capable of remediating (and saving) severely stressed plants. This patent application discusses an artificial SOD that can be easily applied and used for treating over-production of superoxide, particularly ALS and other neural disorders. Animal studies of the SOD are being discussed on an ongoing basis with NASA and academic entities. The plant and space radiation applications of the patent applications are being licensed to ZGSI exclusively from Mr. John W. Kennedy for specialized testing and research.

ZGSI is the exclusive assignee of a patent application directed to the replication of stems cells in a weightless environment. This patent application contains claims covering biological processes in microgravity, including the growth of cellular plant and animal tissues on-orbit, stem cell replication and related processes. The technology accelerates the evolution of organisms, particularly plants, to adapt the organism to thrive in a hostile environment including cold and/or arid climates. Plants adapted using the technology show increased tolerance for the selected hostile environment relative to traditional plants. Specific applications include the development of food crops that are tolerant of cold climates (e.g. frost resistant crops) and arid environments (drought resistant crops). A key part of our ongoing operations is the expansion of this technology to cover additional crops, animals and potentially humans, and the specific methodologies and tools that are developed from our R&D. It is therefore a part of our technology that holds much promise and, from a commercial standpoint, falls into the medium to longer term plans of the Company.

Trade Secrets

Parts of our portfolio of intellectual property includes trade secrets pertaining to the manufacturing of several of the materials previously mentioned. In particular, BAM-FX™ and its derivatives are made in a complex and very specific process utilizing purpose-built equipment. These manufacturing processes are a separate technology, distinct from the patent applications, and remain highly secure and confidential. Reverse engineering of a product is always possible with sufficient resources. However, attempting to manufacture BAM-FX™ without the correct purpose-built equipment requisite to the task may result in a runaway exothermic reaction. We believe that the experience we have honed over several years of manufacturing these products gives us a substantial competitive edge over any potential newcomers.

Trademarks

In 2015, we filed a trademark application to protect BAM-FX™ which was registered with the USPTO on November 8, 2016. Our trademark "UNLOCKING NUTRITION FOR THE WORLD™" was registered with the USPTO on September 8, 2015. We also hold a number of other common law trademarks that we may register in the future.

As of March 29, 2017, the Company has the following trademark inventory :

Strategic Relationships

1.

UC Davis, Department of Land, Air & Water Resources: The Company is currently conducting field trials of BAM-FX™ initially with walnut trees in conjunction with the Department of Land, Air & Water Resources at the University of California, Davis.

2.

NASA – During January 2016, the Company executed a new five-year Reimbursable Space Act Agreement, (“RSAA”), with NASA ARC and an existing investor and contractor, Intrinsyx Technologies Corporation (“Intrinsyx”). The RSAA gives the Company access to NASA scientists and laboratories, which are assisting in identifying and documenting attributes of the Company’s product and potential applications in other segments of agricultural markets. The primary objectives of the RSAA are:

a.	To establish the scientific basis for action of ZGSI products:
b.	To quantify the impact of ZGSI products on plant growth and productivity:
c.	To evaluate and test the impact of ZGSI products on yield physiology of selected crops important to commercial agriculture and NASA applications: and
d.	To evaluate and test the potential utility of ZGSI products to NASA space biology, and life support applications.

3.

Intrinsyx Technologies Corporation (“Intrinsyx”) is an engineering and information technology services company that has delivered innovative, high-performance IT solutions for space systems and payloads to NASA for over 11 years. Intrinsyx is an important collaborator in our third-party funded field trials of our BAM-FX™ formulation. Intrinsyx also liaises with NASA to support our continued access to NASA-funded research and development on the ISS.

4.

The Tropical Research and Education Center of the University of Florida Institute of Food and Agricultural Sciences located in Homestead (“IFAS/TREC”) has conducted field trials on BAM-FX™ on multiple crops. TREC was the primary investigator during five trails of our Directed Selection™ technology on flights to the ISS.

5.

The Center for the Advancement of Science in Space (“CASIS”) is the new non-governmental organization responsible for the management of the United States’ portion of the ISS which has been designated as a national laboratory. We are continuing discussions with CASIS to use the facility at the Kennedy Space Center for lab support of our plant research.

6.

We are currently in discussions with Space Florida to create a PSI, which in part, is expect to be an agricultural innovation center for the purpose of combining knowledge gathered on the ISS with the need for improved ground focused applications.

Government Regulations

Although BAM-FX™ is different than most fertilizers available, State regulatory agencies require us to register the product as a fertilizer. The BAM-FX™ product has been registered and issued a license as a liquid fertilizer in thirty-two states. The Company does not claim that BAM-FX™ is a fungicide, bactericide or pesticide, therefore alleviating regulatory oversight associated with those claims. All ingredients in the formulation are categorized as Generally Regarded as Safe (“GRAS”) by the United States Food and Drug Administration (“USFDA”).

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

Application of the Directed Selection™ technology to develop human stem cells represents a long-term goal of the Company and therefore we have not fully investigated the level of regulation the resulting products may face. The Company will complete a full review of the applicable regulations before beginning any product development efforts.

We expect that any products utilizing our Superoxide Dismutase (SOD) patent license will be subject to regulatory control. At this time, we have not completed research or development efforts in this area determine how a product may be regulated, if developed, as it relates to our Directed Selection technology.

Competition

Global Market Insights estimates the market size for micronutrients exceeded $4.5 billion in 2014 and is estimated to surpass $8.5 billion by 2023 growing with a cumulative average growth rate of more than 8% from 2016 to 2023. Asia Pacific agricultural micronutrients markets account for over 50% of the total market. The North America market was estimated to exceed $950 million. Foliar applications accounted for more than 22% of the total 2014 volume. There are more than 1,000 major fertilizer manufactures and more than 2,000 suppliers currently servicing both the existing macronutrient and micronutrient markets. We compete with these suppliers and manufacturers who offer a broad product line, as a standalone zinc and copper based product.

A subset of manufacturers and suppliers market zinc and copper foliar products perceived to be similar to BAM-FX™. The products make beneficial use claims similar to those we make, which in most cases are not substantiated, and are generally sold for less than our BAM-FX™ wholesale price. Buyers often have a difficult task distinguishing BAM-FX™ efficacy from other suppliers of zinc and copper foliar micronutrients. We believe our channel partner marketing approach focused on third party field test results and scientific proof of our product claims, allows us to differentiate BAM-FX™ from other competitive products. We believe that our product improves a grower’s return on investment through improved yield and reduction in agricultural inputs when properly applied to crops under appropriate agricultural conditions. Our channel partners are convinced through data and observational evidence, that BAM-FX™ delivers these benefits.

Our channel partners have told us that key differentiators leading to rapid widespread market acceptance include foliar wrap around or halo effect, which significantly increases the surface treated, speed of the micronutrient plant entry and protocols that have predictable results, consistently. We expect to obtain scientific proof, through our ongoing RSAA research, that BAM-FX™ attributes far exceed those of competitive products. For example, anecdotal evidence leads us to believe that zinc and copper delivered through BAM-FX™ foliar platform application enters plant structures within minutes of application, some in seconds. In September 2016, a CropLife article updating the 2016 micronutrient market, stated that many companies sell micronutrients that are not readily available to a plant to uptake as nutritional and cited a competitor’s claim that their micronutrient uptake occurs within twenty-four to forty-eight hours. During 2017, we expect to differentiate BAM-FX™ from the significant number of our micronutrient competitors by providing scientific proof of our product’s superior attributes.

BAM-FX™ can be combined with existing fertilizer and herbicide formulations and conform to existing application protocols. Lab and field research indicates that, by blending BAM-FX™ with existing, widely distributed, “branded” products, we could enhance the performance of those products sold by our channel partners. We are not aware of a direct competitor utilizing this market strategy.

Competitive Advantage/Barriers to Entry:

The Company believes that ZGSI has adequately protected its intellectual property and has developed a strong, professional team and developed excellent relationships with industry leaders that provide it a positive competitive position.

●

Manufacturing methods for BAM-FX™ ionic mineral delivery system are trade secrets which would be cost prohibitive and time consuming to reverse engineer. This proprietary and confidential method of manufacturing has been developed and refined over two decades of trial and error. Additionally, attempting to manufacture BAM-FX™ without the customized manufacturing machinery and methodology could pose a physical safety hazard.

●	Through our officers, consultants and scientists, we have access to the ISS.
●

ZGSI has a world-class science team working in conjunction with IFAS/TREC that accomplished several space shuttle flights and subsequent space flights that continued to study stem cell science on the Shuttle, ISS-National Lab missions.

●

We enjoy a close working relationship with NASA ARC, USDA Agriculture Research Services Labs, UC Davis, Utah State University, IFAS/TREC, Ohio State University, Penn State University and other recognized agricultural industry leaders and academic institutions.

●

The Company has an experienced management team with many years in industry, business operations, corporate finance, intellectual property development and protection as well as a world-class scientific and senior advisory boards.

●	Growing brand recognition.

Reports to Security Holders

We are required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC's web site at www.sec.gov. We file electronically with the SEC and, as a result, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2.	PROPERTIES

The Company has an annual lease for its office space located at 190 N.W. Spanish River Blvd, Suites 101/102, Boca Raton, Florida 33431 for a monthly rate of $4,925. BAM Inc. holds a two-year lease for its manufacturing facility located at 1461 NW 25th Drive, Okeechobee, FL 34972 for $1,029 per month. BAM Inc. also leases full service office space in Western Growers’ Association’s facility at 150 Main Street, Salinas, California 93901 for $700 per month. This office is under a month to month lease. BAM Inc. is currently looking to lease a storage facility at 1501 N.W. 25th Drive, Okeechobee, FL 34972. We expect the terms of the lease to be an 18-month lease for $856 per month.

We believe our facilities are adequate for our current needs and that, as required, we will be able to locate suitable new office space and additional manufacturing capacity if needed.

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

Market Information.

Our common stock is presently quoted on the OTC Pink Market under the symbol “ZGSI”, although there has not been an active trading market for the shares. Accordingly, we are not including a history of reported trades in the public market because of the limited and sporadic trading. There have been 1,400 shares traded in the past 12 months.

Holders

As of May 30, 2017, there were 245 record holders of an aggregate of 40,068,764 shares of the common stock issued and outstanding.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Securities Authorized for Issuance under Equity Compensation Plan

On November 30, 2015, the Board of Directors authorized and approved the adoption of the 2015 Equity Incentive Plan, (“2015 Plan”) which reserves for issuance 4,000,000 shares of the Company’s common stock, which may be granted from time to time to Directors, employees and certain independent contractors. The 2015 Plan was approved by 51.184% of the stockholders on December 2, 2015. No securities had been approved for issuance as of December 31, 2015. Subsequent to December 31, 2015, a total of 4,000,000 shares have been issued or reserved for issuance under the 2015 Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Set forth below is information regarding shares of common stock issued and warrants granted by us since December 31, 2011 that were not registered under the Securities Act. Also included is the consideration, if any received by us, for securities and information relating to the Securities Act, or rules of the SEC, under which exemption from registration was claimed.

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

(3)

On July 16, 2015, Michael T. Smith, a member of the Company’s Board of Directors, made an unsecured loan to the Company in the principal face amount of $500,000. The Company issued Mr. Smith a promissory note bearing interest at the rate of 8.5% per annum, such interest being payable by the Company to Mr. Smith quarterly. The loan may be repaid in full by the Company, plus all unpaid interest, by July 16, 2016. Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or premium. As additional consideration for the loan, Mr. Smith also received a five-year cashless warrant to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

(6)

During the year ended December 31, 2016, pursuant to its October 2015 private offering, the Company issued 1,374,000 units at a price of $1.25 per unit to purchase 1,374,000 shares of common stock. Each unit consisted of one share of the Company’s common stock and a five-year non-forfeitable and fully vested warrant to purchase additional shares of the Company’s common stock at $2.00 per share. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 152,575 shares of common stock with an exercise price of $2.00 per share to the Company’s placement agent.

(7)	On January 21, 2016, the Company issued 20,000 shares of common stock to a consultant for services.

(8)	During the year ended December 31, 2016, the Company issued 110,000 fully vested, non-forfeitable warrants to employees and consultants for services.

(9)

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities. The offering consists of 3,333,333 shares of the Company’s common stock at $3.00. Through December 31, 2016, the Company issued 221,667 shares of common stock. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 11,083 common shares with an exercise price of $3.00 per common share to the Company’s placement agent.

(10)	On March 1, 2017, the Company and Mr. Smith entered into an Amendment No. 1 to the prior warrant, pursuant to which (a) the exercise price was decreased to $1.50 per share for that portion of the prior warrant to be exercised by Mr. Smith on such date and (b) the exercise of the prior warrant was to be on a cash basis. Subsequent to the execution of Amendment No.1, on March 1, 2017, Mr. Smith fully exercised the prior warrant. As a result of the prior warrant exercise, Mr. Smith received 350,000 shares of the Company's common stock in exchange for a cash payment of $525,000. As additional consideration for Mr. Smith's entry into Amendment No. 1 and exercise of the prior warrant, on March 1, 2017, the Company issued to Mr. Smith another warrant (the "New Smith Warrant") to purchase up to 350,000 shares of the Company's common stock at an exercise price of $4.50 per share.

(11)	On February 19, 2016, Diamond B Capital, LLC ("Diamond B") received from the Company a five-year warrant to purchase up to 400,000 shares of the Company's common stock at an exercise price of $2.00 per share (the "Prior Diamond B Warrant"). Alexander M. Boies, a member of the Company's Board of Directors, holds membership interests representing a 12% ownership interest in Diamond B. On March 16, 2017, the Company also entered into an Amendment No. 1 to the Prior Diamond B Warrant (the "Prior Diamond B Warrant Amendment"), pursuant to which the exercise price was decreased to $1.50 per share for that portion of the Prior Diamond B Warrant to be exercised by Diamond B on such date. Subsequent to the execution of the Prior Diamond B Warrant Amendment, on March 16, 2017, Diamond B fully exercised the Prior Diamond B Warrant (the "Prior Diamond B Warrant Exercise"). As a result of the Prior Diamond B Warrant Exercise, Diamond B received 400,000 shares of the Company's common stock in exchange for a cash payment of $600,000. As additional consideration for Diamond B's entry into the Prior Diamond B Warrant Amendment and exercise of the Prior Diamond B Warrant, on March 9, 2017, the Company issued to Diamond B another warrant (the "New Diamond B Warrant") to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share.

In connection with the private offerings noted above, the Company has engaged a broker/dealer, Livingston Securities, LLC, to assist as placement agent for the securities. No underwriters were involved in the foregoing issuances of securities. Each of the above transactions was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. The recipient of the securities in each of these transactions represented his, her or its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in each of these transactions. In each case, the recipient had adequate access, through his, her or its relationship with the Company, to information about the Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on its two primary business segments: 1) BAM-FX™, which is a cost effective, ionic nutrient delivery platform for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant; and 2) Directed Selection™, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the ISS. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are separated between two primary wholly owned subsidiaries. BAM Agricultural Solutions, Inc., (“BAM Inc.”) oversees product introduction and business development through in-field trials and validation tests with crop growers and channel partners, product analysis through academic institutions and NASA, manufacturing, and sale of and agronomy support for our BAM-FX™ product. Zero Gravity Life Sciences Inc. (“ZGLS”) is responsible for any space research projects, life science applications of our technology and conducting research on future BAM Inc. product lines. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our performance and provide focus on our different business activities.

A separate wholly owned subsidiary, Zero Gravity Solutions, LTD ("ZGS Ltd."), domiciled in England, was engaged in European market and business development. During the first quarter of 2015, the Company conducted a review of its operating expenses and use of resources and determined that certain administrative and support costs were outside the scope of the 2015 business plan. Accordingly, the Company made reductions in personnel and curtailed operations of ZGS Ltd. during April 2015. ZGS Ltd. was liquidated during the early part of the fourth quarter of 2015. The Company subsequently redirected those financial resources to product commercialization in North and South American markets. The Company expects to address European markets at a future time when adequate resources are available to pursue the European markets and all local regulatory and import requirements are satisfied for import of BAM-FX™.

The Company is focused on near-term revenue generation through the introduction of the Company’s first commercial product, BAM-FX™, to domestic and international agricultural markets. BAM-FX™, an ionic micro-nutrient delivery platform, is licensed in and registered for sale as a fertilizer application with thirty-two (32) domestic states and has been approved for import and commercial sales in Chile. The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in South Africa, Indonesia, Paraguay, Brazil, Colombia, China and India. International operations are conducted through in-country established businesses with which a distribution agreement has been executed.

The Company conducted numerous product trials on a variety of crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014 and expanded field applications with those and additional trial participants during 2015. During 2015, the Company initiated in excess of sixty trials (60) on a variety of field crops, vegetables and fruits with first year participants and commenced second year trials with first year participants showing significant yield, nutritional value and biomass improvements for crops treated. Validation trials continued with growers during 2016. During 2016, the Company increased its focus on obtaining technical, third-party validated, marketing material, using studies with academic institutions and NASA through the Company’s RSAA.

During 2016, the Company redirected its business development efforts from a direct approach to growers, to developing business relationships with channel partners, in general, large agricultural product distributors with which the Company has an executed distribution agreement. Three distribution agreements with agricultural product distributors in Ohio and California were signed during 2016, including an agreement with Pinnacle Agriculture Distribution, Inc. ("Pinnacle"). The agreement with Pinnacle includes two distribution outlets in California, the number of outlet locations expected to expand in 2017. Pinnacle is a multifaceted agricultural retail distribution business with operations including agricultural chemicals, fertilizer bulk handling and precision agricultural services. Pinnacle services growers across the United States. The other two distributors service regional growers in Ohio and California.

To support its commercialization and revenue generation efforts, the Company employs certified crop advisors and agronomists for the technical requirements of product introduction. During 2016, the Company added qualified sales management and significantly increased agronomy and technically trained agricultural personnel to develop channel partner relationships, improve our technical support to growers and channel partners, and drive scientific academic and NASA product studies.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX™ and identify additional commercial markets for the product. During the first quarter of 2016, the Company executed a new five-year RSAA with NASA ARC. The RSAA gives the Company access to NASA scientists and laboratories, which assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets.

The Company manufactures its product in its manufacturing facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. In February 2017, the Company hired a manufacturing plant manager, an experienced biochemical engineer, and expects to make ongoing process improvements and equipment modifications to existing equipment to enhance efficiencies. The Company expects to engineer, design and add a continuous flow processing manufacturing facility in Nevada to service expected demand from customers in the western U.S. and the Asia Pacific area during 2017.

During 2015, our chief scientist began developing new formulations of BAM-FX™ to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulation addresses known plant deficiencies of boron, manganese, magnesium and iron and can be manufactured to include all or numerous combinations of these elements. The new formulation has been tested by an independent laboratory and verified the existence of and ability to combine those elements. We expect to further develop these formulations in a laboratory setting, perform efficacy trials of new formulations, and scale production during 2017, with the intent of adding a number of new specialized products to our current product offering.

Although we have started and realized nominal product sales, we anticipate that in the near term, ongoing expenses, including product marketing, manufacturing process improvement, developing distributor relationships and the expansion of our in-field sales and technical personnel, will be funded primarily by proceeds from sales of our securities. On February 27, 2015, we closed a private offering that commenced in March 2013 and raised gross proceeds of $4,448,297 of which $1,253,800 was received during 2015. During May 2015, we began a second offering from which, as of December 31, 2015, we received $4,542,500 in gross proceeds. Direct offering costs relating to these offerings were $536,250 as of December 31, 2015. During 2016, we received an additional $1,627,500 in gross proceeds from this offering.

During 2016, the Company commenced a new private offering of up to $10,000,000 of the Company’s securities. The offering consists of 3,333,333 common shares for $3.00 per common share. Proceeds from the offering were $665,001 with offering costs of $53,200 as of December 31, 2016.

We have generated nominal revenues from our operations thus far and expect that product sales will increase significantly in 2017 primarily from engaging domestic and international channel partners.

We cannot, however, guarantee we will be successful in generating significant revenue in 2017 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute our 2017 business plan and realize revenues expected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We define a critical accounting policy or estimate as one that is both important to our financial condition and results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe that the following are the critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements. In addition, there are other items within our Consolidated Financial Statements that require estimates but are not deemed critical as defined in this paragraph.

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. We consider persuasive evidence of an arrangement to be a signed agreement, a binding contract with the customer or other similar documentation reflecting the terms and conditions under which products are sold.

Employee Stock-Based Compensation and Share-Based payment to non-employees

We measure employee compensation expense for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.

We use the Black-Scholes option-pricing model to determine the fair value for stock option awards and recognize compensation expense on a straight-line basis over the awards' vesting periods. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives, including estimated forfeiture rates, of the options.

As the Company's common stock is not traded in an active market, the Company estimates the fair value of its common stock (used in its Black Scholes option pricing model) pursuant to ASC 820. This estimation process maximizes the use of observable inputs, including the quoted price of the Company's common stock in an inactive market, the price of the Company's common stock determined in connection with transactions in the Company's common stock, and an income approach to valuation (discounted cash flow) (Note 2).

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, including the expected term and the price volatility of the underlying stock, which determine the fair value of stock-based awards. These assumptions include:

●	Risk-free rate. Risk-free interest rates are derived from U.S. Treasury securities as of the option grant date.

●	Expected dividend yields. Expected dividend yields are based on our historical dividend payments, which have been zero to date.

●

Volatility. Because we have a limited trading history as a public company, we estimate volatility of our share price based on a combination of the published historical volatilities of comparable publicly-traded companies in our vertical markets and the historical volatility of our common stock.

●	Expected term. We estimate the weighted-average expected life of the options as 5 years.

●

Forfeiture rate. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least annually and any change in compensation expense is recognized in the period of the change. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management's current estimates.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' deficit over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

Results of Operations

For the year ended
	2016	2015	$ Change	% Change

Revenue	$218,000	$137,000	$81,000	59.1%

Cost of Revenue	51,000	21,000	30,000	142.9%

Gross Profit	167,000	116,000	51,000	44.0%
Operating Expenses	6,960,000	4,896,000	2,064,000	42.2%

Loss from Operations	(6,793,000)	(4,780,000)	(2,013,000)	(42.1)%

Other Income / (Expense)	(169,000)	(126,000)	(43,000)	(34.1)%

Net Loss	$(6,962,000)	$(4,906,000)	$(2,056,000)	(41.9)%

Net loss per share - basic and diluted	$(0.18)	$(0.15)	$(0.03)	(20.0)%

Revenue for the year ended December 31, 2016 was $218,000, an increase of $81,000 or 59.1% over $137,000 during the year ended December 31, 2015. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. During the years ended December 31, 2014 and 2015, the Company initiated trials of BAM-FX™ with a number of growers. Field trials with many of those growers were repeated and new trials commenced during the year ended December 31, 2016. The overall observed results from trials show consistent improvement in crop yields and quality. Based on observed results from our multi-season trials, we have begun to see distributor and grower interest in purchasing BAM-FX™, resulting in an increase in initial orders and revenue during 2016.

For the year ended December 31, 2016, cost of revenue was $51,000, an increase of $30,000 over $21,000 reported during the same period in 2015. The increase in cost of revenue is directly related to our increase in revenue for the year ended December 31, 2016 over 2015.

Operating Expenses increased by $2,064,000 to $6,960,000 for the year ended December 31, 2016 compared to $4,896,000 for the year ended December 31, 2015, or 42.2%. The increase in operating expense is primarily due to an increase in sales, marketing and technical employee related and consultant expense for commercial product introduction, ongoing product validation trials and collection of and analysis of trial results of $680,000 including an increase in NASA research expense of $344,000; an increase in automobile, travel and meals expense of $234,000 due to an increase in sales activity; an increase in legal expense of $140,000 for services related to the Company’s intellectual property and general corporate matters; and, an increase in insurance expense of $98,000 primarily due to an increase in directors and officers and product liability expense. Non-cash equity compensation paid to consultants, board members and employees included in general and administrative expense was $1,795,000 for the year ended December 31, 2016, a decrease of $81,000 compared to $1,876,000 for the year ended December 31, 2015. Research and development expense included in operating expenses increased by $438,000 to $465,000 from $27,000 during the year ended December 31, 2016 from the same period in 2015. The increase is primarily due to expenses related to our RSAA.

Other Expense for the year ended December 31, 2016 increased by $43,000 to $169,000 from $126,000 for the year ended December 31, 2015. The increase in other expense is primarily due to interest expense on and accretion of debt discount in connection with the 8.5% Promissory Note executed on July 16, 2015, with a related party.

Net Loss for the year ended December 31, 2016 increased by $2,056,000 to $6,962,000 from net loss of $4,906,000 for the year ended December 31, 2015. The increase in net loss is primarily due to the increase in operating expense for the year ended December 31, 2016 of $2,064,000, and an increase in other expense of $43,000 offset by an increase in gross profit realized during the period of $51,000.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 increased by $1,585,000 to $4,758,000 from $3,173,000 for year ended December 31, 2015. The increase in net cash used in operating activities is primarily due to an increase in net loss of $2,056,000 offset by a net increase in accounts payable of $414,000, included in changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 of $91,000 increased $75,000 from the year ended December 31, 2015 of $16,000 due to an increase in cash used to purchase equipment and acquire intellectual property.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $3,557,000 to $2,230,000 for the year ended December 31, 2016 from $5,787,000 for the year ended December 31, 2015. The decrease in net cash provided by financing activities is due primarily to a decrease in the proceeds from the sale of common stock of $3,413,000 and the issuance of promissory notes of $500,000, an increase in payments on notes payable of $38,000 issued and an increase of $53,000 in notes payable offset by and a decrease in offering costs from the sale of common stock of $331,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2017 business plan may exceed $450,000 per month primarily due to an increase in connection with our work with NASA through the RSAA, the costs of additional personnel and personnel-related costs to develop markets for the sale of our product, BAM-FX™ and improvements to our manufacturing facility and process. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the December 31, 2016 consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect to be needed to operate the business through mid 2018. The Company is active in its fundraising, and subsequent to December 31, 2016, the Company has raised $2,044,500.

We filed a registration statement on Form 10 with the SEC that became effective in February 2015 and requires us to operate as a fully reporting public company. We expect to continue to incur additional personnel and professional costs associated with operating as a fully reporting public company. Accordingly, we have acknowledged the need to obtain additional funding to operate the Company and have continued to raise funds through a private offering.

On July 16, 2015, Michael T. Smith, a member of the Company’s Board of Directors, made an unsecured loan to the Company in the principal face amount of $500,000. The Company issued Mr. Smith a promissory note (the “Note”) bearing interest at the rate of 8.5% per annum, such interest being payable by the Company to Mr. Smith quarterly. The Note may be repaid in full by the Company, plus all unpaid interest, by July 16, 2016 (“Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or premium. As additional consideration for the Note, Mr. Smith also received a five-year cashless warrant to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share. On July 19, 2016, upon approval of the Board of Directors, the Company and Mr. Smith agreed to an amendment of the Note (the “Amendment”) to extend the maturity date of the Note to July 16, 2017 and provide that the principal and accrued but unpaid interest under the Note may be converted, in whole or in part, into the Company’s common stock at a conversion price equal to $1.25 per common share. The Amendment did not amend any other provisions of the Note and became effective as of July 16, 2016.

Adequate additional financing may not be realized from our private offering or otherwise may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Cash on Hand

As of December 31, 2016, the Company had a cash balance of $232,000 compared to a cash balance of $2,851,000 as of December 31, 2015.

Total assets were $1,075,000 and $3,465,000 at December 31, 2016 and December 31, 2015, respectively. Working capital (deficit) was $(594,000) and $2,524,000 at December 31, 2016 and 2015, respectively. The decrease in working capital of $3,118,000 during the period was primarily due to cash used in operating activities of $4,758,000 and financing activities of $91,000 offset by cash provided by the sale of common stock, net offering expenses of $2,178,000. Total stockholders’ equity decreased by $2,965,000 to $(189,000) at December 31, 2016 from $2,776,000 at December 31, 2015.

Outlook

Required Capital Over the Next Year

Due to the fact that our product, BAM-FX™, is new in the agricultural markets, it is difficult to accurately predict revenues and cash flow at this time . We will need additional funding to cover 2017 expenses. Subsequent to December 31, 2016 through April 28, 2017, we issued 1,086,500 shares of common stock pursuant to our private offering for $3,259,500 in gross proceeds.

On March 1, 2017, the Company entered into an agreement with a member of its Board of Directors whereby 350,000 previously issued warrants were exercised in exchange for the issuance of 350,000 shares of the Company's common stock and a cash payment to the Company of $525,000. In connection with the transaction, the Company issued a new five-year warrant to purchase up to 350,000 shares of the Company's common stock at an exercise price of $4.50 per share.

On March 16, 2017, the Company also entered into an agreement with a second member of its Board of Directors whereby 400,000 previously issued warrants were exercised in exchange for the issuance of 400,000 shares of the Company's common stock and a cash payment to the Company of $600,000. In connection with the transaction, the Company issued a new five-year warrant to purchase up to 400,000 share of the Company's common stock at an exercise price of $4.50 per share.

Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will not be sufficient to cover our future operating costs for twelve months.

The sales cycle for our product BAM-FX™ in agriculture markets is generally two to three growing seasons. We have completed our second season and with certain growers, our third season, of validation and testing as a commercial product and believe that positive trial results on growers’ crops have contributed to product awareness. However, as important as the positive trial results are, third-party validation of the product’s performance and scientific proof of the product’s mode of action are equally important to our channel partners in their purchasing decisions. The scientific studies, which were undertaken in 2016, are expected to continue during 2017. We believe that the combination of validation, testing and technical studies carried out over the past three years will lead to revenue generation and growth in 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Note 1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Financial Statement Schedule” at the end of this Annual Report on page [F-1] for information required by this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in a Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on January 4, 2017, on December 30, 2016, the Company received notice from its independent registered public accounting firm, GHP Horwath, P.C. (“GHP”), that GHP has chosen not to stand for re-appointment as the Company’s auditor, and effective as of December 30, 2016, the client-auditor relationship between the Company and GHP ceased. The resignation of GHP was not recommended by the Company’s audit committee nor was the audit committee’s approval required. GHP informed us that its employees joined another independent registered public accounting firm effective January 1, 2017.

We had engaged GHP as our independent registered public accounting firm on October 29, 2015, following the dismissal of our prior independent account, Sadler, Gibb & Associates, LLC (“Sadler Gibb”) on October 26, 2015, as disclosed in our Form 8-K filed with the Commission on November 5, 2015.

The audit report of GHP on the Company’s financial statements for the fiscal year ended December 31, 2015 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

From October 29, 2015, and subsequently through December 30, 2016, there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with GHP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHP, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. From October 29, 2015 and subsequently through December 30, 2016, there was one “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K, relating to disclosure of material weaknesses in the Company’s internal control over financial reporting. As previously reported in the Company’s Form 10-K filed March 30, 2016, the following control deficiency was identified that represents a material weakness as of December 31, 2015; inadequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited resources of the Company.

As disclosed in a Form 8-K filed with the SEC on February 10, 2017, on February 8, 2017, the Company engaged Crowe Horwath LLP (“Crowe”) as its new independent registered public accounting firm effective immediately. The engagement of Crowe by the Company was approved by the Company’s audit committee.

During the period from October 29, 2015 through December 30, 2016, neither the Company nor anyone on its behalf consulted with Crowe with respect to (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Crowe concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue or (2) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that (i) information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms and (ii) our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. Management concluded that the Company has material weaknesses in our internal control over financial reporting because there is not an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited resources of the Company. The Company has taken steps to mitigate this weakness in financial reporting by segregating preparation and review of financial entries and segregating preparation and review of the financial reporting function. Management concluded that the Company also had a material weakness in internal controls necessary to ensure that documentation is in place to support management's assertions as to complex transactions and fair value measurements. The Company is now utilizing third party specialists and service providers to assist and give Management access to aditional resources and expertise. During 2016, the Company formed an Audit Committee comprised of two independent members of the Board of Directors. Prior to issuing financial reports, the Company's Audit Committee meets with our registered public accounting firm to discuss the financial report, review content and approve issuance.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

The Company has changed the composition of its Board of Directors to have a majority of independent Directors during December 2015. We also created an Audit Committee and Compensation Committee in 2016.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors:

Name	Age	Position
Harvey “Kaye” Klebanoff	76	Chairman of the Board of Directors of the Company
Alexander M. Boies	31	Director of the Company
Edward F. Cowle	60	Director of the Company
Patrick Kennedy	75	Director and Vice President of Agricultural Business Development of the Company
Timothy A. Peach	65	Chief Financial Officer of the Company
Soumyo Sarkar	59	Director of the Company
Michael T. Smith	73	Director of the Company
Glenn A. Stinebaugh	70	Director, President, Acting Chief Executive Officer of the Company; President and Chief Executive Officer of BAM Inc.
John W. Kennedy	77	Chief Science Officer of the Company

Biographies of Directors and Executive Officers

Harvey “Kaye” Klebanoff, Chairman of the Board of Directors of the Company

Mr. Kaye has served as our Chairman since the Company’s inception as its current form in December of 2012. From March 2009 to January 2012, Mr. Kaye was founder, Chairman, Chief Executive Officer and President of Latitude Solutions, Inc. Latitude Solutions, Inc., a publicly traded holding company for several subsidiaries, provided products, processes and services for contaminated water applications. Prior to founding Latitude Solutions, Mr. Kaye was Chief Executive Officer and President of Gulfstream Capital, L.C., a merchant banking, consulting and financial advisory organization, which provided advisory and corporate finance, services to both public and private companies. Gulfstream has acted in a merchant banking, financial advisory and strategic planning capacity for numerous corporations, both public and private. Mr. Kaye has a BS in business from Temple University. Mr. Kaye also serves as a director of Angstrom Technologies, Inc.

Mr. Kaye is well qualified to serve as the Chairman of Board due to his extensive experience in the management and operation of public and private companies, both large and small, and his previous leadership experience as an entrepreneur, investment banker, chairman, chief executive officer and director.

Alexander M. Boies, Director of the Company

Mr. Boies has been a Director of the Company since December 2015. Mr. Boies currently employed as an associate at the Boies, Schiller & Flexner LLP law firm in New York, NY, where he works with a wide range of clients on complex litigation matters. After graduating from the University of Michigan, Ann Arbor, with a B.S. in statistics, Mr. Boies was employed by Livingston Securities, LLC from February 2010 until May 2012 wherein he assisted with a number of private placements and IPOs until Mr. Boies resigned in order to pursue his legal degree.  From August 2012 until May 2015, Mr. Boies was enrolled as a full-time student at New York University School of Law.  During the summer of 2013, Mr. Boies interned at Legal Aid Society in the Bronx Housing Courthouse office.  Mr. Boies began working at Boies, Schiller & Flexner LLP as a summer associate in 2014 and commenced full-time employment in October 2015. He was part of the legal team that won a $663M judgment against a guardrail maker in a Qui Tam trial.  Additionally, Mr. Boies participated in the management of Hawk and Horse Vineyards, a California company owned and operated by his family since 2001. Mr. Boies also was the Executive Producer on the film, “Escape Plan.” Mr. Boies brings a wide range of legal and financial skills and a diverse set of experiences to the Board.

Edward F. Cowle, Director of the Company

Mr. Cowle has been a Director of the Company since December 2012. Mr. Cowle has been a director and former CEO of US Rare Earths, Inc. (Delaware), a company that U.S. Rare Earths, Inc. (Nevada) acquired in August 2011, and its predecessor Thorium Energy, Inc., since 2007. USRE is an exploration and development company with rare earth and thorium deposits in Idaho and Montana. Mr. Cowle was a founder, and remains a Director, and principal of Laser Technology, Inc. which produces laser based law enforcement speed guns. Mr. Cowle has also worked closely with the Office of Industrial Liaison at New York University Medical School, investing in and incubating several technologies. Mr. Cowle structured a licensing deal with C. R. Bard for a start-up company that he co-founded with Temple University Office of Technology Development and Commercialization. He was a founding shareholder and investor in Biophan Technology and worked closely with management to develop business, financing, and investor awareness. The company subsequently licensed and sold its technology to Boston Scientific and Medtronic and the core products are currently being sold to the medical community. Mr. Cowle was a founder of Golf Technologies, Inc., the owner and manufacturer of the “Snake Eyes” brand of golf equipment and apparel. The company was bought by Golfsmith who currently sells the Snake Eyes line of products.  Mr. Cowle formerly served as Senior Vice President Investments–Paine Webber and Co. and Vice President-Bear Stearns and Co. He graduated from Fairleigh Dickinson University in 1978 with a BA in English and American studies.

We believe Mr. Cowle is well qualified to serve as a member of the Board due to his extensive experience starting, financing and advising successful small businesses and the financial acumen he gained from his experience serving in the financial industry.

Patrick Kennedy, Director and Vice President of Agricultural Business Development of the Company

Mr. Kennedy has been with ZGSI in his current positions since its inception in its current form in December 2012. From May 2000 to June 2007 Mr. Kennedy was the President of American Natural Technology Sciences, Inc. Mr. Kennedy has forty-five years of business experience involving a wide range of skills, including business development, trade, finance, marketing and sales. He has negotiated, marketed and consummated over one billion dollars of sales volume. Mr. Kennedy possesses valuable industry contracts and has been directly responsible for negotiations and structuring of marketing and product distribution. From 1977 to 2000 Mr. Kennedy successfully owned and operated oil companies. Mr. Kennedy also serves as director of Axtel Scientific, Inc. and Mitigation of Disease, Inc. He previously served as director of Digital Stream, Inc.

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

Soumyo Sarkar, Director of the Company

Mr. Sarkar joined the Company’s Board of Directors in December 2015. Mr. Sarkar has served as Chief Executive Officer and Portfolio Manager of Sumit Capital LLC, an independent institutionally-orientated investment advisory firm since its founding in 2010. Founded in 2010, Sumit Capital is a New York based registered investment advisor. Prior to founding Sumit Capital, Mr. Sarkar was a Managing Director with Deutsche Bank and the Founder and Head of the Deutsche Bank Matched Book Arbitrage Group. He ran the Deutsche Bank Matched Book Arbitrage Group from 1995 to 2009. Prior to joining Deutsche Bank, Soumyo ran a similar strategy within Credit Suisse proprietary trading group from 1991 to 1995. Prior to Credit Suisse, Mr. Sarkar held various research and programming roles for over five years with Solomon Brothers, Merrill Lynch and Lehman Brothers. He has an MBA from the University of Iowa’s Tippie School of Management and a BTech from the BHU Institute of Technology in Varanasi, India. We believe Mr. Sarkar brings an extensive understanding of finance and a wide range of experience to the Board.

Michael T. Smith, Director of the Company

Mr. Smith joined the Company’s Board of Directors in February 2015. He is the former Chairman of the Board and Chief Executive Officer of Hughes Electronics Corporation, having served from October 1997 to May 2001. From 1985 until 1997 he served in a variety of capacities for Hughes, including Vice Chairman of Hughes Electronics, Chairman of Hughes Missile Systems and Chairman of Hughes Aircraft Company. Prior to joining Hughes, he spent nearly 20 years with General Motors Corporation in a variety of financial management positions. Mr. Smith is currently a director, Chair of the Nominating and Governance Committee and Audit Committee member of Teledyne Technologies Incorporated which provides enabling technologies for industrial growth markets. He also serves as a director for WABCO Holdings, Inc. which provides electronic and electromechanical products for the automotive industry and FLIR Systems, Inc., which produces infrared cameras, thermal imaging software and temperature measurement devices. He previously served as a director of ATK Alliant Techsystems, Inc., an advanced weapon and space systems company, from 1997 to 2009, Anteon International Corporation, an information technology and systems engineering solutions company, from 2005 to 2006, and Ingram Micro Corporation, a technology sales, marketing and logistics company from 2001 to 2014. Mr. Smith holds a BA in Political Science from Providence College and an MBA from Babson College and served as an officer in the United States Army.

We believe Mr. Smith brings strong financial skills that are important in the understanding and oversight of our financial reporting and corporate governance matters along with expertise in corporate governance, enterprise risk management and strategic planning, which we believe qualify him to provide guidance as a Director to the Company

Glenn A. Stinebaugh – President and Acting Chief Executive Officer of the Company; President and Chief Executive Officer, BAM Inc.

Mr. Stinebaugh has served as our President and Active Chief Executive Officer since November 2014 and Chief Executive Officer of BAM Inc., our subsidiary since October 2014. Prior to this, he served as an Advisor to the Chairman of the Board of Zero Gravity Solutions, Inc. From February 2010 to August 2014 he was Managing Member of MGA Holdings, LLC, developing and initiating sustainable economic development and agricultural initiatives, domestically and internationally. From July 2007 to August 2014, Mr. Stinebaugh also served as Secretary for First America Equity Trust, a Real Estate Investment Trust developing renewable energy initiatives, with a focus on biomass-to-energy projects. From January 2002 to July 2007 Mr. Stinebaugh was Managing Member of Marketing Group of the Americas, LLC where he oversaw the development of strategic partnerships in the Americas, as well as, the development of market entry strategies for US-based agricultural, food and technology companies in their efforts to penetrate the Chile and South American markets. From January 1998 to December 2002, Mr. Stinebaugh was a Director of AMR Research, Inc., a Boston-based IT research firm.

Biographies of Key Employees

John W. Kennedy, Chief Science Officer of the Company

John W. Kennedy has been with ZGSI since its inception as the current company in 2012 and was instrumental in its creation. He has 40 years’ experience in applied research, botany, biology, physics, nutrition, biochemistry and discoveries associated with health, disease, plant and biological sciences and technologies. Since November 1979, Mr. Kennedy has been operating John W. Kennedy Consultants, Inc. which represents companies and associations in clearance and registration of pesticides at federal and state agencies. Mr. Kennedy is also president and chairman of Axtel Scientific, Inc., a Nevada corporation, established October 18, 2012 which was licensed by Mr., Kennedy’s IP to commercialize a unique modality for mitigation of several cellular devastating diseases. Zero Gravity Incorporated was a former company owned by Mr. Kennedy that collaborated through a Space Act Agreement with NASA on six space shuttle launches carrying experiments to the International Space Station for plant and animal studies. This corporation was discontinued shortly after the incorporation of ZGSI. Mr. Kennedy holds a BS in Botany and Natural Science from University of Wisconsin. He has received additional educational credits at the United States Department of Agriculture Graduate School in New York, NY with advanced studies in the Biological Sciences. He was also awarded a Space Act Agreement with NASA and is considered a National Lab Pathfinder for his work on plant and human stem cells.

Andrew Koopman, Chief Executive Officer and President of Zero Gravity Life Sciences, Inc.

Since May 2016, Mr. Koopman has served as the Chief Executive Officer and President of the Company's wholly owned subsidiary, ZGLS. From January 2014 to May 2016, Mr. Koopman served on the Company's Scientific Advisory Board as a consultant. He previously served as Director of New Ventures at New York University in the Office of Industrial Liaison from October 2001 to May 2016, where he worked with investors and entrepreneurs to facilitate the formation of new life science companies that focused on the development and commercialization of NYU developed technologies. From August 1997 to October 2001, Mr. Koopman was the Managing Director of Biomedical and Biotechnology Industries at Beroff Associates, a merchant investment banking and strategic advisory group. Prior to joining Beroff Associates, Mr. Koopman served as a laboratory supervisor and project manager with Hoffman-LaRoche from January 1989 to August 1997. Mr. Koopman also held associate scientist positions at Ortho Diagnostic Systems and Unigene Laboratories, Inc. between January 1984 and December 1988. Mr. Koopman holds a BS in Biology from Binghamton University and an MS in molecular biology from Seton Hall University with a minor in business administration from the Stillman School of Business.

Richard Godwin

On March 30, 2016, Mr. Richard Godwin tendered his resignation as Zero Gravity Life Science’s Chief Executive Officer and President to pursue other business interests.

Term of Office

Our directors are elected to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors annually at its annual meeting or at any regular or special meeting of the Board.

Involvement in Certain Legal Proceedings.

Except as noted below, none of our officers, directors, promoters or control persons has had any of the following events occur:

●

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time, except that (i) Mr. Kaye held an officer position (until January 2012) and a director position (until April 2012) in Latitude Solutions, Inc. which in December 2012 filed for bankruptcy protection, and (ii) Mr. Peach held an officer position in Oncure Medical Corp. (until June 2014), which filed for reorganization in June 2013 in connection with an acquisition of the company by new ownership: or

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding excluding traffic violations and other minor offenses; or
●

being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; or

●

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

●

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

Audit Committee. The Audit Committee is comprised of two of our independent directors, Michael Smith and Soumyo Sarkar. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of our Company’s annual audit, reviewing the adequacy of our Company’s accounting and financial controls and reviewing the independence of our Company’s independent registered public accounting firm. While the Company is not listed on the NASDAQ Stock Market, our Board has determined that each member of the Audit Committee is an “independent director” under the applicable rules and regulations of the SEC. The Board has determined that a member of the Audit Committee does qualify as an “audit committee financial expert” within the applicable requirements of the SEC.

Compensation Committee. The Compensation Committee is comprised of two of our independent directors, Edward F. Cowle and Alexander M. Boies. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommendation to the full Board of the compensation to be offered to our non-employee directors. While the Company is not listed on the NASDAQ Stock Market, our Board has determined that each member of the Compensation Committee is independent in accordance with the applicable rules of regulations of the SEC. In addition, the Compensation Committee evaluates the independence of each compensation consultant, outside counsel and advisor retained by or providing advice to the Compensation Committee.

Code of Ethics. - Our Board has not yet adopted a code of ethics that applies to the Company’s officers and directors. However, our Board is currently evaluating ethics standards and hopes to adopt a code of ethics in 2017 as the Company completes its compliance initiatives.

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

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the year ended December 31, 2016.

Name and Principal Position	Year	Salary		Stock Awards	(14)	Option Awards	(14)	All other Compensation			Total
Glenn A. Stinebaugh	2014	$31,000		$250,000	(5)	$23,092	(6)	$			$304,092
President and Chief Executive Officer of the Company (1)	2015	$96,000		$—		$—			$—		$96,000
	2016	$141,000		$—		$307,980	(10)		$—		$448,980
Timothy A. Peach,	2015	$96,000		$50,000	(7)	$92,473	(8)		$—		$238,473
Chief Financial Officer of the Company (2)	2016	$141,000		$—		$246,384	(11)		$—		$387,384
Harvey “Kaye” Klebanoff,	2014	$96,000	(4)	$—		$—			$40,000	(9)	$136,000
Chairman and Director of the Company (3)	2015	$96,000		$—		$—			$15,000		$111,000
	2016	$141,000		$—		$—			$—		$141,000
Andrew Koopman, President of Zero Gravity Life Sciences, Inc.	2016	$93,760		$—		$339,613	(12)		$—		$433,373
Raveendran Pottahil, Chief Technology Officer of the Company	2016	$109,375		$—		$169,772	(13)		$—		$279,147

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

(6) Mr. Stinebaugh received a five-year warrant to purchase 50,000 shares of the Company’s common stock at $0.50 per share under an advisory agreement with the Company dated August 6, 2014.

(7) Mr. Peach received 100,000 shares of the Company’s common stock in connection with his execution of an at-will employment agreement with the Company on February 20, 2015.

(8) Mr. Peach received a five-year warrant to purchase 200,000 shares of the Company’s common stock at $0.50 per share in connection with his execution of an at-will employment agreement with the Company on February 20, 2015. After 6 months of satisfactory services, Mr. Peach received an additional five-year warrant to purchase 300,000 shares of the Company’s stock at $0.50 per share.

(9) Mr. Kaye’s entire salary of $55,000 earned in 2013 was deferred, of which $40,000 was paid in 2014 and the remainder was paid in fiscal 2015.

(10) Mr. Stinebaugh received an option to purchase 500,000 shares of the Company’s common stock upon the initialization of the company's 2015 Stock incentive plan. The options vest immediately.

(11) Mr. Peach received an option to purchase 400,000 shares of the Company’s common stock upon the initialization of the company's 2015 Stock incentive plan. The options vest immediately.

(12) Mr. Koopman received an option to purchase 600,000 shares of the Company’s common stock upon his execution of an offer letter with the Company on April 12, 2016, 300.000 are to vest immediately and 300.000 vest after 6 months.

(13) Mr. Pottahil received an option to purchase 300,000 shares of the Company’s common stock upon his execution of an offer letter with the Company on April 11, 2016, 150,000 are to vest immediately and 150,000 vest after 6 months.

(14) For valuation considerations, please see Note 7 of the December 31, 2016 Notes to the Financial Statements, included in this report.

Outstanding Equity Awards at December 31, 2016 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date
Glenn A. Stinebaugh	50,000	—	$0.50	August 19, 2019
Glenn A. Stinebaugh	500,000	—	$1.25	January 16, 2026
Timothy A. Peach	200,000	—	$0.50	February 22, 2020
Timothy A. Peach	300,000	—	$0.50	November 2, 2020
Timothy A. Peach	400,000	—	$1.25	January 16, 2026

Narrative Discussion of Compensation Tables

Employee Agreements and Current Compensation Rates for Named Executive Officers

The named executive officers above each serve at the will of our Board of Directors, under the terms discussed below.

As dictated by the Board, Mr. Harvey Kaye’s salary for fiscal year 2015 was $96,000 per annum and $96,000 per annum for 2014. The Compensation Committee and the Board approved an increase in Mr. Kaye’s salary to $150,000 per annum effective March 1, 2016. In addition, Mr. Kaye’s entire salary earned in 2013 of $55,000 was deferred, of which $40,000 was paid in 2014 and the remainder was paid in fiscal 2015.

Mr. Stinebaugh initially entered into an advisory agreement with the Company, dated August 6, 2014, under which he was to serve as an advisor to the Company for a term of one year, unless terminated by mutual agreement of the parties. Under the advisory agreement, Mr. Stinebaugh received $5,000 per month for an initial period of three months, and a five-year warrant to purchase 50,000 shares of the Company’s common stock at $0.50 per share. This agreement was terminated by mutual agreement of the Company and Mr. Stinebaugh on September 29, 2014 via his execution of an offer letter, described below.

On November 6, 2014, Mr. Stinebaugh was named the President and Chief Executive Officer of BAM Inc., and on November 21, 2014, the President and Acting Chief Executive Officer of the Company. In connection to Mr. Stinebaugh’s employment with the Company, we entered into an offer letter with Mr. Stinebaugh, under which he receives $8,000 per month for his services to the Company, along with 500,000 shares of the Company’s common stock. Pursuant to this offer letter, the Company and Mr. Stinebaugh shall work in good faith to enter into an employment agreement securing Mr. Stinebaugh services. Once an employment agreement has been entered into, in connection to the Company naming Mr. Stinebaugh as the President and Acting Chief Executive Officer of the Company and by direction of the Board, Mr. Stinebaugh will receive an additional 500,000 shares of common stock of the Company. The Compensation Committee and the Board approved an increase in Mr. Stinebaugh’s compensation to $12,500 per month effective March 1, 2016.

On February 20, 2015, Mr. Peach entered into an at-will employment agreement with the Company under which he serves as the Chief Financial Officer of the Company. He receives $8,000 per month for his services to the Company, along with 100,000 shares of the Company’s common stock and a five-year warrant to purchase 200,000 shares of the Company’s common stock at $0.50 per share. After six months of satisfactory service Mr. Peach received an additional five-year warrant to purchase 300,000 shares of the Company’s common stock at $0.50 per share. The Compensation Committee and the board approved an increase in Mr. Peach’s compensation to $12,500 per month effective March 1, 2016.

In March 2016, the Board of Directors, upon the recommendation of the Company’s Compensation Committee, approved increases in the salary of Mr. Stinebaugh, Mr. Kaye, and Mr. Peach, such that each would receive $12,500 per month for their services in their respective positions, to be effective retroactively beginning March 1, 2016. In addition, each of Mr. Stinebaugh, Mr. Kaye, and Mr. Peach would be eligible for cash bonuses of $12,500 on July 31, 2016 and October 31, 2016, subject to the Company’s achievement of certain revenue targets by such dates, which were not achieved. Accordingly, no cash bonuses were paid in 2016.

Employee Benefit and Incentive Plans

The Company adopted a Stock Incentive Plan for its employees in December 2015, and health care plan for its employees in October 2015 which does not discriminate in favor of our executive officers or directors in scope, terms or operation and is available generally to all salaried employees of the Company.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	(7)	Option awards ($)	(7)	All other compensation ($)		Total ($)
Harvey Kaye	$-	$-		$-		$141,000	(1)	$141,000
Alexander M. Boies (2)	$-	$-		$-		$-		$-
Edward F. Cowle	$-	$-		$-		$-		$-
Soumyo Sarkar (3)	$-	$-		$-		$-		$-
Glenn A. Stinebaugh	$-	$-		$307,980		$141,000	(4)	$448,980
Patrick Kennedy	$-	$-		$-		$126,000	(5)	$126,000
Michael Smith (6)	$-	$-		$-		$-		$-

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

(6) Michael Smith joined the Board of Directors in February 2015.

(7) For valuation considerations, please see Note 7 of the December 31, 2016 Notes to the Financial Statements, included in this report.

There are no written compensation agreements in place regarding the payment to any director for their service as a director. In connection with Mr. Smith’s appointment to the Board, on February 10, 2015 he received warrants to purchase 200,000 shares of the Company's common stock with an exercise price of $0.50 having a fair value of $92,479. In connection with Mr. Boies and Mr. Sarkar joining the Board, on December 2, 2015 each received warrants to purchase 200,000 of the Company’s shares of common stock with an exercise price of $2.00 having a fair value of $238,059.

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

The following table sets forth, as of April 14, 2017, the number of shares of Common Stock owned of record and beneficially by the named executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise noted below, the address of each director and executive officer of the Company is 190 NW Spanish River Boulevard, Suite 101, Boca Raton, Florida 33431. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table:

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Executive Officers

Edward F. Cowle	2,650,000		6.66%
Harvey “Kaye” Klebanoff	2,483,000	(3)	6.62%
Patrick Kennedy	1,986,666		4.96%
Michael Smith	1,700,000	(4)	4.25%
Glenn A. Stinebaugh	1,050,000	(7)	2.62%
Timothy A. Peach	1,000,000	(6)	2.50%
Soumyo Sarkar	940,000	(5)(8)	2.34%
Alexander M. Boies	200,000	(5)	.50%

All directors and named executive officers as a group (8 persons)	12,009,666		30.00%

5% Shareholders
John W. Kennedy (9)	7,000,000		17.48%
Deworth Williams (10)	2,615,000		6.53%
Richard Godwin (10)	2,000,000		4.99%

(1)

The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after April 13, 2017 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock.

(2)	The percentage outstanding calculation is based on 40,068,764 shares of common stock issued and outstanding as of May 30, 2017.
(3)

The 2,483,000 shares of our common stock include 983,000 shares of our common stock owned of record by Mr. Kaye and 1,500,000 shares of our common stock owned of record by Ms. Helen Klebanoff, Mr. Kaye’s wife.

(4)

The 1,700,000 shares of our common stock are made up of (i) 1,050,000 shares of common stock held of record by Mr. Smith, (ii) warrants exercisable into 200,000 shares of our common stock at $0.50 per share, and (iii) warrants exercisable into 350,000 shares of our common stock at $4.50 per share.

(5)

Alexander M. Boies and Soumyo Sarkar joined our Board on November 30, 2015. In exchange for their service on the Board, each of Mr. Boies and Mr. Sarkar received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

(6)

The 1,000,000 shares of our common stock include 100,000 shares of our common stock owned of record by Mr. Peach and warrants exercisable into 500,000 shares of our common stock at $0.50 per share and options exercisable into 400,000 shares of our common stock at $1.25 per share.

(7)

The 1,050,000 shares of our common stock include 500,000 shares of our common stock owned of record by Mr. Stinebaugh and a warrant exercisable into 50,000 shares of our common stock at $0.50 per share and options exercisable into 500,000 shares of our common stock at $1.25 per share.

(8)	The 940,000 shares of our common stock include 620,000 shares of our common stock owned of record by Mr. Sarkar and warrants exercisable into 320,000 shares of our common stock at $2.00 per share.
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

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	2,915,000	1.25		4,000,000
Equity compensation plans not approved by security holders	—	—		—
Total	—	—	(1)	4,000,000

2015 Equity Incentive Plan. In December 2015, our stockholders approved our 2015 Equity Incentive Plan (“2015 Plan”). Our 2015 Plan provides for the grant of incentive stock options to our employees and our parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our 2015 Plan also provides that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined herein).

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

Subject to the terms of our 2015 Plan, the Committee has the authority to determine the terms of awards, including recipients; the exercise price or strike price of stock awards, if any; the number of shares subject to each stock award; the fair market value of a share of our common stock; the vesting schedule applicable to the awards, together with any vesting acceleration; the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under our 2015 Plan. The Committee has the power to modify outstanding awards under our 2015 Plan subject to the terms of the 2015 Plan and applicable law. Subject to the terms of our 2015 Plan, the Committee has the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

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

Performance Shares. Performance shares may be granted under our 2015 Plan. Performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The Committee will establish organizational or individual performance goals or other vesting criteria in its discretion which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. After the grant of a performance share, the Committee, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance shares. The Committee, in its sole discretion, may pay earned performance units or performance shares in the form of cash, shares or some combination thereof per the terms of the agreement approved by the Committee and delivered to the participant. This agreement will state all terms and condition of the agreements.

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

Change in Capitalization. If the Company shall affect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the common stock outstanding, without receiving consideration therefore in money, services or property, then awards amounts, type, limitations, and other relevant consideration shall be appropriately and proportionately adjusted. The Committee shall make such adjustments, and its determinations shall be final, binding and conclusive.

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

●

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

●

On August 29, 2013, the Williams Investment Company which is fully owned by Mr. Williams, our former director, advanced $15,000 to the Company via verbal agreement to assist with the Company’s payroll needs. The advance bears interest at 10%, was unsecured and due on demand. The outstanding note balance at December 31, 2014 was $11,000 plus accrued interest of $2,064. This note was paid off on March 13, 2015. The largest amount of principal outstanding during the year ended December 31, 2015 was $11,000. No interest was paid during either of the years ended December 31, 2015 or 2014.

●

On December 12, 2013, our former director and current Chief Science Officer, Mr. John W. Kennedy and current director, Mr. Patrick Kennedy, and the Company entered into a royalty agreement (the “Royalty Agreement”) having a term of 25 years, wherein the Company is required to pay royalty fees to Messrs. John W. Kennedy and Patrick Kennedy, in the amount of (1) 5% of gross sales of the BAM-FX™ product (and related products) of which 3% will be paid to John W. Kennedy and 2% to Patrick Kennedy, and/or (2) 10% of any license or sub-license of the product or related products of which 6% will be paid to John W. Kennedy and 4% to P. Kennedy. The Royalty Agreement allowed the Company to pay Messrs. John W. Kennedy and Patrick Kennedy advance royalties as determined by the CEO of the Company, to be deducted from any future royalties due. In March 2015, the Royalty Agreement was superseded by the SOD Royalty Agreement, described below.

●

On March 13, 2015, the Company entered into a new License and Royalty Agreement with Messrs. John W. Kennedy and Patrick Kennedy in connection with the patent application relating to the Copper/Zinc Superoxide Dismutase (SOD) Formulation for the Treatment of Traumas Including Amyotrophic Lateral Sclerosis for manufacturing, commercial opportunities and/or supply and/or research for products which may be developed by the Company for fertilizers and for humans and animals such as remediation of radiation of astronauts and other oxidative stress conditions discovered in a micro/zero gravity environment (“SOD Royalty Agreement”). The SOD Royalty Agreement superseded the Royalty Agreement. The SOD Royalty Agreement has a term of 25 years and the Company has an obligation to pay royalty fees to Messrs. John W. Kennedy and Patrick Kennedy, in the amount of (1) 5% of gross sales of commercial product developed and sold (and related products) of which 3% will be paid to John W. Kennedy and 2% to Patrick Kennedy, and/or (2) 10% of any license or sub-license of the product or related products, of which 6% will be paid to John W. Kennedy and 4% to Patrick Kennedy. The SOD Royalty Agreement also requires a minimum payment of $2,500 to each individual per month, unearned portions of which may be applied against future royalties earned. In addition certain other costs the Company made that were necessary for the maintenance and protection of the Company’s rights in the underlying patents were applied against future royalty obligations of the Company.

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

●

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

●

On March 10, 2015, the Company entered into a Consulting Agreement with Williams Investment Company and Deworth Williams, a former director of the Company. Under the Consulting Agreement, Williams provided advice and recommendations to the Company with respect to investor relations, public relations and general corporate business development advice for a period of six months beginning on the date of the Agreement. The Company paid $50,000 upon execution of the Agreements with additional payments of $150,000 due in equal installments on June 6, 2015 and August 6, 2015. As of December 31, 2016, and to date $75,000 is still payable.

●

In July 2015, Mr. Smith, our director, advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, payable quarterly, and is due in July 2016. In connection with the note payable, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. As of December 31, 2015, accretion of the debt discount of $47,345 was recorded in other expenses on the statement of operations. The total amount of principal and interest paid during the year ended December 31, 2015 was $0 and $18,333, respectively.  On July 19, 2016, upon approval of the Board, Company and Mr. Smith agreed to an amendment of this note to extend the maturity date to July 16, 2017, and to provide the principal & accrued interest may be converted, in whole or part, into the Company's common stock at a conversion equal to $1.25 per share.

●	On July 16, 2015, Michael Smith, a Board member, received a five-year cashless warrant to purchase up to 350,000 shares of common stock (at $3.00 per share) as additional consideration for a loan he made to the Company. On March 1, 2017, the Company and Mr. Smith entered into an amendment of their agreement where Mr. Smith fully exercised his warrant and received 350,000 shares for $525,000 cash payment. As additional consideration for Mr. Smith's entry into the amendment, Company issued a new Smith warrant for up to 350,000 shares of common stock at $4.50 a share.

●	On February 19, 2016, Diamond B. Capital LLC ("Diamond") received a five-year warrant to purchase up to 400,000 shares of common stock at $2.00 per share. Alexander M. Boies is a 12% ownership of Diamond. On March 16, 2017, the Company entered into an amendment with Diamond B. Capital LLC on their warrant. Diamond B. Capital LLC fully exercised its warrant and received 400,000 shares of common stock for $600,000 payment.

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

As disclosed in our Form 8-K filed on November 5, 2015, we dismissed Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as our independent accountant on October 26, 2015, and engaged GHP Horwath, P.C. (“GHP”) to serve as our new independent registered public accounting firm. In our Form 8-K filed on January 4, 2017, we advised that we had received notice from our independent registered public accounting firm, GHP, that GHP had chosen not to stand for re-appointment as the Company’s auditor, and effective as of December 30, 2016, the client-auditor relationship between the Company and GHP ceased. The resignation of GHP was not recommended by our Audit Committee nor was the Audit Committee’s approval required. We disclosed in our Form 8-K filed on February 10, 2017, that we engaged Crowe Horwath LLP (Crowe) as our new independent registered public accounting firm effective February 8, 2017. Crowe will audit our financial statements for the fiscal year ended December 31, 2016, and will conduct reviews of the Company’s unaudited quarterly financial statements on an ongoing basis beginning with the financial statements for the quarter ended March 31, 2017. The engagement of Crowe Horwath LLP was approved by our Audit Committee.

The following table sets forth the aggregate fees billed to us by Sadler Gibb for a portion of fiscal year ended December 31, 2015 and by GHP for a portion of the fiscal year ended December 31, 2015, as well as GHP for a portion of the fiscal year ended December 31, 2016 and Crowe fees to be billed in connection with the audit of our financial statements for the year ended December 31, 2016.

	Crowe	GHP	GHP	Sadler Gibb
	2016	2016	2015	2015
Audit Fees	$75,000	$43,000	$43,000	$5,000
Audit Related Fees		8,000	8,000	-
Tax Fees		-	-	3,025
Other Fees		-	-	-
Totals	$75,000	$51,000	$51,000	$8,025

Audit fees represent amounts billed for professional services rendered or expected to be rendered for the audit of our annual financial statements.

Audit-related fees represent professional services rendered or expected to be rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. Our Audit Committee is of the opinion that the Audit-Related Fees charged by Sadler Gibb, GHP and Crowe were consistent with each independent accountant maintaining its independence from us.

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

10.14	SOD Assignment dated November 11, 2015 (previously filed with the Company's Form 10-K filed March 20, 2016)
10.15	Lease agreement for manufacturing facility by and between BAM Inc. and Palm City Interiors, Inc., dated August 11, 2014 (previously filed with the Company's Form 10-K filed March 20, 2016)
16.1	Letter dated November 3, 2015 from Sadler, Gibb & Associates, LLC (previously filed with the Company’s Form 8-K filed November 5, 2015)
21.1	Subsidiary List*
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Audit Committee’s Charter (previously filed with the Company's Form 10-K filed March 20, 2016)
99.2	Compensation Committee’s Charter (previously filed with the Company's Form 10-K filed March 20, 2016)
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

Date: May 30, 2017	ZERO GRAVITY SOLUTIONS, INC.

	By:	/s/ Glenn A. Stinebaugh
Glenn A. Stinebaugh Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 30, 2017.

Signatures:	Title:
/s/ Harvey Kaye	Director, Chairman of the Board
Harvey Kaye

/s/ Alexander M. Boies	Director
Alexander M. Boies

/s/ Patrick Kennedy	Director
Patrick Kennedy

/s/ Soumyo Sarkar	Director
Soumyo Sarkar

/s/ Michael Smith	Director
Michael Smith

/s/ Edward F. Cowle	Director
Edward F. Cowle

/s/ Glenn A. Stinebaugh	Director, Chief Executive Officer, President (Principal Executive Officer)
Glenn A. Stinebaugh

/s/ Timothy A. Peach	Chief Financial Officer (Principal Financial Officer)
Timothy A. Peach

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

CONTENTS

PAGES	F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

PAGES	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND 2015.

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015.

PAGE	F-6	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015.

PAGES	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015.

PAGES	F-8 - F-21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zero Gravity Solutions, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Zero Gravity Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for the year ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zero Gravity Solutions, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, in 2016 the Company adopted ASU No. 2014-15 Presentation of Financial Statements - Going Concern. As discussed in Note 1 to the consolidated financial statements, the Company has a limited operating history, it has incurred recurring losses from operations, a working capital deficit and an accumulated deficit as of December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to these matters. Our opinion is not modified with respect to these matters.

/s/Crowe Horwath LLP

Denver, Colorado

May 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

We have audited the accompanying consolidated balance sheet of Zero Gravity Solutions, Inc. and Subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ GHP Horwath, P.C.

Denver Colorado,

March 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS

Cash	$232,394	$2,851,118
Accounts receivable. net	121,747	44,877
Prepaid compensation	-	97,330
Other current assets	282,409	198,416
Inventory	33,401	21,934

Total Current Assets	669,951	3,213,675

Property and equipment - net	119,057	51,736

OTHER ASSETS

Deposit	3,617	6,534
Intellectual property	5,500	-
Advance on future royalties - related parties	277,038	193,282
Total Other Assets	286,155	199,816

TOTAL ASSETS	$1,075,163	$3,465,227

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable	$480,853	$66,945
Accounts payable, related party	75,000	90,000
Deferred compensation, related party	12,500	12,500
Note payable - related party, net of discount of $0 and $122,631 respectively	500,000	377,369
Note payable	195,355	142,756
Total Liabilities (all current)	1,263,708	689,570
Commitments	-	-

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock; 100,000,000 shares authorized, at $0.001 par value, 38,973,264 and 37,357,597 shares issued and outstanding, respectively	38,973	37,358
Additional paid-in capital	16,126,129	12,129,502
Accumulated deficit	(16,353,647)	(9,391,203)

Total Stockholders' (Deficit) Equity	(188,545)	2,775,657

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,075,163	$3,465,227

See accompanying notes to condensed consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss

	Year Ended December 31,
	2016	2015
REVENUE
Sale of goods	$218,166	$137,362
Total Revenue	218,166	137,362
COST OF REVENUE
Cost of goods sold	40,882	13,311
Royalty expense	10,685	8,013
Total Cost of Revenue	51,567	21,324
GROSS PROFIT	166,599	116,038

OPERATING EXPENSES
General and administrative	6,495,350	4,868,562
Research and development	464,570	26,881
Total Operating Expenses	6,959,920	4,895,443
LOSS FROM OPERATIONS	(6,793,321)	(4,779,405)
OTHER EXPENSES
Other income	2,576	-
Interest expense	(49,068)	(20,843)
Accretion of debt discount	(122,631)	(104,627)
Loss on disposition of asset	-	(667)
Total Other Income (Expenses)	(169,123)	(126,137)
NET LOSS	$(6,962,444)	$(4,905,542)
OTHER COMPREHENSIVE LOSS
Net Loss	$(6,962,444)	$(4,905,542)
Foreign currency translation gain (loss)	-	1,847

COMPREHENSIVE LOSS	$(6,962,444)	$(4,903,695)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.18)	$(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	38,573,651	33,823,026

See accompanying notes to condensed consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended December 31, 2016 and 2015

							Accumulated
					Additional		Other	Total
	Common Stock		Common Stock to be Issued		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity(Deficit)

Balance, January 1, 2015	30,844,597	$30,845	50,000	$25,000	$4,748,285	$(4,485,661)	$(1,847)	$316,622

Common stock and warrants issued for cash, net of cash offering costs of $536,250	6,141,000	6,141			5,253,609		-	5,259,750

Common stock issued for services	372,000	372	(50,000)	(25,000)	503,253		-	478,625

Warrants issued for services	-	-			1,397,097	-	-	1,397,097

Warrants issued for loan costs	-	-			227,258	-	-	227,258

Foreign currency translation adjustment	-	-			-	-	1,847	1.847

Net loss for the year ended December 31, 2015	-	-	-	-	-	(4,905,542)	-	(4,905,542)

Balance, December 31, 2015	37,357,597	37,358	-	-	12,129,502	(9,391,203)	-	2,775,657

Common stock and warrants issued for cash, net of cash offering costs of $204,700	1,595,667	1,595			2,176,206		-	2,177,801

Common stock issued for services	20,000	20			24,980		-	25,000

Warrants issued for services	-	-			11,899	-	-	11,899

Stock options issued for services	-	-			1,783,542	-	-	1,783,542

Net loss for the year ended December 31, 2016	-	-	-	-	-	(6,962,444)	-	(6,962,444)

Balance, December 31, 2016	38,973,264	$38,973	-	$-	$16,126,129	$(16,353,647)	$-	$(188,545)

See accompanying notes to condensed consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,962,444)	$(4,905,542)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	18,095	7,695
Common stock issued for services	25,000	442,187
Warrants issued for services	11,899	1,336,206
Stock options issued for services	1,783,542	-
Amortization of debt issuance costs	122,631	104,627
Loss on sale of asset	-	667
Other non-cash items
Warrants issued for prepaid services	-	60,891
Common stock issued for prepaid services	-	36,438
Changes in operating assets and liabilities:
Accounts receivable, trade	(76,871)	(43,552)
Other current assets	(83,992)	(80,118)
Prepaid compensation	97,330	-
Advance on future royalties - related parties	(83,756)	(142,926)
Inventory	(11,467)	(3,342)
Deposit	2,917	(178)
Accounts payable	413,908	(70,944)
Accounts payable, related party	(15,000)	90,000
Deferred compensation related party	-	(15,000)
Accrued interest	-	9,429

Net cash used in operating activities	(4,758,208)	(3,173,462)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire intellectual property	(5,500)	-
Cash paid to purchase equipment	(85,416)	(15,956)

Net cash used in investing activities	(90,916)	(15,956)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	195,355	142,756
Payments of notes payable	(142,756)	(104,647)
Repayment on notes payable - related party	-	(11,000)
Proceeds from notes payable - related party	-	500,000
Proceeds from sale of common stock	2,382,501	5,796,000
Payment of offering costs	(204,700)	(536,250)

Net cash provided by financing activities	2,230,400	5,786,859

NET (DECREASE) INCREASE IN CASH	(2,618,724)	2,597,441

CASH AT BEGINNING OF PERIOD	2,851,118	253,677

CASH AT END OF PERIOD	$232,394	$2,851,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$49,068	$3,420

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with debt – related party	$-	$227,258
Warrants issued as direct offering costs	$213,540	$110,794

See accompanying notes to condensed consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Zero Gravity Solutions, Inc. (the “Company”) is focused on industrializing and commercializing scientific breakthroughs in the area of patentable stem cell technologies through developing advances in plant, animal and human biology based on intellectual property designed for and derived from multiple experiments on the International Space Station ("ISS"). The Company’s mission is to improve life on earth by applying intellectual property and technology designed for and derived from six NASA enabled flights over the last five years through utilization of the unique long-term microgravity environment platform of the ISS. The Company’s initial projects are directed to providing solutions to critical world food crop challenges.

The Company owns proprietary technology for its first commercial product, BAM-FXTM that can boost the nutritional value and enhance the immune system of food crops without the use of Genetic Modification. The Company’s focus is the commercialization of BAM-FXTM in both domestic and international markets. The Company’s headquarters are located in Boca Raton Florida.

The Company operates through two wholly owned subsidiaries: BAM Agricultural Solutions, Inc. and Zero Gravity Life Sciences, Inc., both Florida corporations formed by the Company in 2014.

Going Concern and Management’s plans

The Company has a limited operating history, recurring losses from operations, a working capital deficit and an accumulated deficit as of December 31, 2016.  At December 31, 2016, the Company had approximate cash balances of $232,000, a working capital deficiency of $(594,000), total stockholders’ deficit of $(189,000) and an accumulated deficit of $(16,354,000). To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory, contract research and technical marketing personnel related expenses are incurred. The Company estimates that the costs associated with the execution of it's 2017 business plan may exceed $450,000 per month, with limited or no revenue in certain months, or for an extended period of time, Management has evaluated it's ability to continue as a going concern for the next twelve months from the issuance of these December 31, 2016 consolidated financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing effort must be devoted to those distributors to insure the product is properly utilized and validated by end users. Financial resources are required to carry receivable balances due from the distributors and assist with end user validation and acceptance. To fund these capital needs, the Company has and continues to raise capital through a private placement offering in connection with its investment banker and through its internal efforts. Subsequent to December 31, 2016, the Company has raised approximately $1,952,000 (Note 9). If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its business development activities or cease operations.  The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

- continuing to advance commercialization of the Company’s principal product, BAM-FXTM. in both domestic and international markets;

- pursuing additional capital raising opportunities;

- continuing to explore and execute prospective partnering or distribution opportunities; and

- identifying unique market opportunities that represent potential positive cash flow.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of equity based compensation. Actual results could differ from those estimates.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2016 and 2015.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or market basis. At December 31, inventory consisted of:

	2016	2015
Raw materials	$9,081	$8,163
Consignment	19,238	-
Finished product	5,082	13,771
Total Inventory	$33,401	$21,934

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the years ended December 31, 2016 and 2015.

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

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

As the Company's common stock is not traded in an active market, the Company estimates the fair value of its common stock (used in its Black Scholes option pricing model) pursuant to ASC 820. This estimation process maximizes the use of observable inputs, including the quoted price of the Company's common stock in an inactive market, the price of the Company's common stock determined in connection with transactions in the Company's common stock, and an income approach to valuation (a discounted cash flow technique that takes into account the future cash flows) (Note 2).

The carrying amounts of the Company’s accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments. The carrying value of the Company’s notes payable approximates fair value due to their short period to maturity and their stated interest rates, combined with historic interest rate levels.

Revenue recognition and accounts receivable:

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

The Company determined that no reserve for estimated product returns and allowances was necessary during fiscal 2016 and 2015. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

At December 31, 2016, five customers accounted for 99.4% of accounts receivable. Each of these five customers represented 40.3%, 24.1%, 13.0%, 11.7%, and 10.3%, respectively. During the year ended December 31, 2016, three customers accounted for 65% of net sales, representing 28%, 23.7%, and 13.3%, respectively. At December 31, 2015, one customer accounted for 100% of total accounts receivable. During the year ended December 31, 2015, two customers accounted for 87.8% of net sales, each representing 65% and 22.8%, respectively. During 2015, the Company’s sales included sales to international customers located in Central and South America. Sales to Chile represented 22.8% and to Mexico represented 5.3% of total revenues during the year ended December 31, 2015. All sales in 2016 were to US customers.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. No allowance for doubtful accounts was recorded at December 31, 2015. The Company recorded an allowance for doubtful accounts of $83,697 as of December 31, 2016.

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

See Note 6 for a discussion of an error in prior periods related to stock-based compensation and its impact on the Company's financial position.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from employee and share-based payments is recorded in general and administrative expense in 2016 and 2015.

The Company also grants share-based compensation awards to non-employees for service provided to the Company. The Company measures and recognizes the fair value of such transactions based on the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Loss per Share

Loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted earnings loss per share is calculated by dividing the Company’s net income (loss) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants are not considered in the calculation as the impact of the potential common shares (totaling 9,764,733, shares and 8,117,051 shares for the years ended December 31, 2016 and 2015, respectively), would be to decrease net loss per share.

Research and Development

Research and development costs are charged to expenses as incurred.

Foreign Currency Transactions and Translation

Transaction gains and losses resulting from foreign currency transactions were recorded as foreign exchange gains or losses in the consolidated statement of operations. The Company did not enter into any financial instruments to offset the impact of foreign currency fluctuations. During 2015, upon the termination of the United Kingdom subsidiary, the Company transferred the remaining balance of accumulated comprehensive income to operations. No balance exists at December 31, 2016.

Warranty Expense

The Company's distribution agreements provide for a warranty on products sold. As sales under such distribution agreements have been nominal through 2016, there has been no warranty expense in 2016. A provision for estimated future warranty costs is to be recorded as cost of sales when products are shipped, and warranty costs are to be based on historical trends in warranty charges as a percentage of gross product shipments. A resulting accrual is to be reviewed regularly, and periodically adjusted to reflect changes in warranty cost estimates.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2016 and 2015.  The Company files corporate income tax returns with the Internal Revenue Service and the States where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2016 or 2015.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition guidance in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This new standard, as amended, is now effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that reporting period. The standard permits the use of either retrospective or cumulative effect transition methods, with early adoption permitted. Based upon Management's current assessment of the standard, the Company does not anticipate any material impact upon the adoption of this standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The Company adopted this standard during the fourth quarter of 2016. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. The Company's disclosures reflect the adoption of this new standard.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely align U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years and interim periods within those years, beginning after December 15, 2016. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU will not have a material effect on the Company's consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU. No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect the effect to be material.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016- 02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective beginning in the first quarter of 2017, with early adoption permitted. The Company plans to adopt ASU 2016-09 during the first quarter of 2017, with no anticipated material impact.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 – EMPLOYEE STOCK-BASED COMPENSATION ADJUSTMENT TO PRIOR PERIOD RESULTS

In preparing the Company's December 31, 2016 consolidated financial statements, the Company determined that an error was made in the calculation of stock-based compensation expense under ASC 718 for certain awards granted after January 1, 2016. The error related to management's estimate of  the fair value of the Company's common stock used in its Black-Scholes option pricing model. The Company had recorded non-cash compensation expense based upon the then current private placement price of $1.25 per share.  The $1.25 price that was used during 2016 did not fully consider other observable inputs and valuation techniques to determine a supportable price per share; therefore, Management re-evaluated such inputs and determined that the per common share fair value should have been a range of $0.63 - $0.68 for those awards throughout the first quarter of 2016; $0.69 - $0.78 to awards granted in the second quarter of 2016 and $0.78 for awards granted for the third qurter of 2016. The error resulted in an approximate overstatement of stock-based compensation expense of $776,000 in the first quarter of 2016, $565,000 in the second quarter of 2016 and $263,000 in the third quarter of 2016. The Company assessed the materiality of this misstatement in the 2016 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any interim period. In accordance with SAB 108, the Company has adjusted the year ended December 31, 2016 financial statements. There was no impact to total stockholders' equity or cash flows.

Additionally, the Company will adjust its previously filed financial statements for the impact on the first, second and third quarter 2016 information when it is presented in future Exchange Act reports.

Reconciliation Between Amounts Previously Reported and Corrected Amounts

The impact of each of the corrections on financial statement line items is presented below (unaudited):

	Three Months Ended March 31, 2016						Three Months Ended June 30, 2016						Three Months Ended September 30, 2016
	As Originally Reported		Adjustment		As Corrected		As Originally Reported		Adjustment		As Corrected		As Originally Reported		Adjustment		As Corrected

General and administrative expenses	$2,705,000		$(776,000	) $	1,929,000		$2,089,000		$(565,000	) $	1,524,000		$1,846,000		$(263,000	) $	1,583,000

Loss from operations	$(2,808,000	) $	776,000		$(2,032,000	) $	(2,183,000	) $	565,000		$(1,618,000	) $	(1,965,000	) $	263,000		$(1,702,000)

Net loss	$(2,876,000	) $	776,000		$(2,100,000	) $	(2,252,000	) $	565,000		$(1,687,000	) $	(1,986,000	) $	263,000		$(1,723,000)

Basic and diluted earnings (loss) per share	$(0.07	) $	0.02		$(0.05	) $	(0.06	) $	0.02		$(0.04	) $	(0.05	) $	0.01		$(0.04)

	Six Months Ended June 30, 2016						Nine Months Ended September 30, 2016
	As Originally Reported		Adjustment		As Corrected		As Originally Reported		Adjustment		As Corrected

General and administrative expenses	$4,794,000		$(1,341,000	) $	3,453,000		$6,640,000		$(1,604,000	) $	5,036,000

Loss from operations	$(4,991,000	) $	1,341,000		$(3,650,000	) $	(6,956,000	) $	1,604,000		$(5,352,000)

Net loss	$(5,127,000	) $	1,341,000		$(3,786,000	) $	(7,114,000	) $	1,604,000		$(5,510,000)

Basic and diluted earnings (loss) per share	$(0.13	) $	0.03		$(0.10	) $	(0.18	) $	0.04		$(0.14)

	As of March 31, 2016						As of June 31, 2016						As of September 30, 2016
Additional paid in capital	$15,295,000		$(776,000	) $	14,519,000		$16,385,000		$(1,341,000	) $	15,044,000		$17,013,000		$(1,604,000	) $	15,409,000

Accumulated deficit	$(12,267,000	) $	776,000		$(11,491,000	) $	(14,519,000	) $	1,341,000		$(13,178,000	) $	(16,505,000	) $	1,604,000		$(14,901,000)

NOTE 3 – PROPERTY AND EQUIPMENT

	December 31, 2016	December 31, 2015
Computer Equipment	$15,332	$7,082
Equipment and Furniture	123,517	53,944
Leasehold Improvements	7,593	-
	146,442	61,026
Accumulated Depreciation	(27,385)	(9,290)
Property and Equipment - Net	$119,057	$51,736

Depreciation expense for the years ended December 31, 2016 and 2015 was $18,095 and $7,695, respectively

NOTE 4 – RELATED PARTY TRANSACTIONS

Note Payable

In July 2015, a Director advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. For the years ended December 31, 2016 and 2015, accretion of the debt discount was $122,631 and $104,627 respectively. The accretion of debt discount is presented in other expenses on the statements of operations. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification was determined to not be material. During 2016, $43,882 was recorded as interest expense and $10,625 was included in payables at year end.

Royalty Agreement

In 2013, the Company entered into a royalty agreement, which was amended in 2015, with a key employee and principal stockholder of the Company and a current Director of the Company. The agreement has a term of 25 years, requires payments of royalties equal to 5% of gross sales of products derived from certain patents held or licensed by the Company, including the BAM-FX™ product, and also a minimum monthly payment of $2,500 to be offset against future royalty obligations of the Company. In addition certain other costs the Company made that were necessary for the maintenance and protection of the Company’s rights in the underlying patents were applied against future royalty obligations of the Company.

Sales subject to the royalty agreement were $213,367 and $135,449 for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, $277,038 and $193,282 of prepaid royalties, respectively, are available to be offset against future royalty obligations.

Consulting Agreement

In March 2015, the Company entered into a consulting agreement with a former Director. The agreement had a term of six months and required payments of $200,000 of which $200,000 was recorded as a component of general and administrative expense in the 2015 statement of operations. An obligation of $75,000 and $90,000 was payable to the former Director and is included in accounts payable at December 31, 2016 and 2015, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 5 – COMMITMENTS

Lease Commitments

The Company leases its offices and building space under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its warehouse in Okeechobee, which began September 1, 2016 and will expire August 31, 2018. The future minimum lease payments are $14,748 for 2017 and $9,832 for 2018. Payments included in 2016 for this lease were $4,916. Lease expense was $79,255 and $84,903 for the years ended December 31, 2016 and 2015, respectively.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company shall provide funding and reimbursement for the costs incurred by NASA ARC under the SAA, but shall own any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750, which will serve as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. In 2016, $344,140 was expensed to research and development expense pursuant to the SAA.

Business Development Agreement

In September 2016, the Company entered into a Foreign Business Development Consulting agreement and a general Business Development Consulting agreement with an entity in which this entity is to assist the Company in generating new customers, including new customers in Columbia and Guyana. The agreements have a one-year term, which may be renewed. The agreements also provide for compensation to this entity based on successful introductions, as defined over an initial five-year period. Compensation for a subsequent five-year period is to be determined at that point in time.

NOTE 6 – NOTE PAYABLE

The Company has an outstanding note payable for financing corporate insurance premiums. The note carries a rate of interest of 6.5% and is due in July 2017.

NOTE 7 – EQUITY

2016 transactions:

Common Stock

Private placement offerings

During the year ended December 31, 2016, pursuant to its October 2015 private offering, the Company issued 1,374,000 units at a price of $1.25 per unit. Each unit consisted of one share of the Company’s common stock and a five-year non-forfeitable and fully vested warrant to purchase an additional share of the Company’s common stock at $2.00 per share. Gross proceeds from the offering were $1,717,500 with offering costs of $151,500. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 152,575 shares of common stock with an exercise price of $2.00 per share to the Company’s placement agent, this is netted in additional paid in capital as non-cash offering costs of the placement (approximately $153,000).

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities for $3.00 per share of common stock. Pursuant to the 2016 offering, the Company issued 221,667 shares of common stock during the year ended December 31, 2016. Gross proceeds from the offering were $665,001, with offering costs of $53,200. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 11,083 shares of common stock with an exercise price of $3.00 per share to the placement agent. These warrants are netted in additional paid in capital as non-cash offering costs of the placement (approximately $11,000).

Common stock issued for services

During the year ended December 31, 2016, the Company issued for services, 20,000 shares of common stock at $1.25 per share with a value of $25,000, which was recorded as general and administrative expense.

Warrants

Warrants issued for services

During the year ended December 31, 2016, the Company issued fully vested, non-forfeitable five-year warrants to purchase 10,000 common shares at an exercise price of $1.25 per common share to a consultant for services. The value of those services was $11,899, which was recorded as general and administrative expense.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

The following is a summary of the Company’s warrant activity for the year ended December 31, 2016:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Warrants	Exercise Price	(in Years)	Value
Outstanding - January 1, 2016	8,117,075	$1.44
Granted	1,547,658	2.01
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding and exercisable - December 31, 2016	9,664,733	$1.53	3.5	$2,606,698

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on December 31, 2016.

Stock incentive plan options

During November 2015, the Company adopted the Company’s 2015 Incentive Plan. ("The Plan") provides stock based compensation to employees, directors and consultants. The Company has reserved 4,000,000 shares under the Plan. The Company issued 2,915,000 options to employees and consultants in 2016. No options were granted under the Plan in 2015. The estimated fair value of options issued in 2016 was $1,842,233 and was based upon the following management assumptions: expected dividends of 0, volatility of  146.00-148.39%, risk free interest rates of 1.10% - 1.30%, and expected life of the options of 5 years. 160,000 of the options were forfeited. The expense was recorded in 2016 for the options that were vested which equaled 1,783,542.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. As the Company does not currently have reliably determined historic stock prices, the Company uses management estimates of stock value. The Company uses historical data, among other factors, to estimate the expected option life and the expected forfeiture rate. The Company estimates expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods.  For employee, consultant and director stock based compensation, the Company used management's fair value estimates of  $0.63 and $1.25 per share of common stock during 2016.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company adjusts its estimates of expected forfeitures of equity awards based upon its review of recent forfeiture activity and expected future employee turnover. The Company considers the impact of both pre-vesting forfeitures and post-vesting cancellations for purposes of evaluating forfeiture estimates. The effect of adjusting the forfeiture rate is recognized in the period in which the forfeiture estimate is changed.

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Options	Exercise Price	(in Years)	Value
Outstanding - January 1, 2016	-	$-
Granted	2,915,000	1.25
Exercised	-	-
Cancelled/Forfeited	160,000	1.25
Outstanding - December 31, 2016	2,755,000	$1.25	8.7	$192,850
Exerciseable - December 31, 2016	2,500,000	$1.25	8.7	$175,350

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2016.

2015 transactions

Common Stock

Private placement offerings

During the year ended December 31, 2015, the Company issued 6,141,000 shares of common stock and warrants to purchase 4,226,675 shares of common stock under two private placement memorandums.

In February 2015, the Company completed an offering of 2,507,000 shares of common stock for $0.50 per share. Gross proceeds were $1,253,500 with offering costs of $117,000. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 196,000 common shares with an exercise price of $0.50 per common share to the placement agent.

During October 2015, the Company commenced a private offering of up to $10,000,000 of the Company’s securities. The offering consists of 8,000,000 Units at $1.25 per Unit; each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2.00 per share. The Company executed a side letter with investors in the original offering to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the October 2015 offering. Through December 31, 2015, the Company issued 3,634,000 shares of common stock and warrants to purchase 3,634,000 additional shares of the Company’s common stock pursuant to this offering (which includes the retroactive adjustment for the May 2015 offering). Proceeds from the offering were $4,542,500 with offering costs of $419,250. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 396,675 common shares with an exercise price of $2.00 per common share to the placement agent.

Common stock issued for services

During the year ended December 31, 2015, the Company issued for services, 150,000 shares of common stock at $0.50 per share with a value of $75,000, 201,500 shares of common stock at $2.00 per share with a value of $403,000 and 20,500 shares of common stock at $1.25 per share with a value of $25,625. As of December 31, 2015, there was $36,438 recorded as prepaid services.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

Warrants

Warrants issued for services

During the year ended December 31, 2015, the Company issued fully vested, non-forfeitable, five-year warrants to purchase 1,056,000 common shares at an exercise price of $0.50 per common share to employees and consultants for services. The value of such services was determined to be $644,406.

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

Warrants issued with debt – related party

During July 2015, the Company entered into a note payable with a related party. In connection with the note the Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $2 per share (Note 6).

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 8 - Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2016	2015

Federal income tax benefit at 34%	$(2,367,000)	$(1,665,000)
State income tax net of federal tax effect	(348,000)	(245,000)
Permanent items	13,000	8,000
Other	4,000	40,000
Valuation allowance	2,698,000	1,862,000
	$—	$—

As of December 31, 2016, the Company has net operating loss carry forwards of approximately $10.9 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2036. A valuation allowance was recorded at December 31, 2016 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax assets (liabilities):
Net operating loss carry forwards	$4,306,000	$2,375,000
Property and equipment	(19,000)	(8,000)
Debt discount related to warrants	89,000	41,000
Patent and trademarks net of amortization	21,000	-
Accruals and other	33,000	5,000
Stock-based compensation	1,681,000	1,010,000
Deferred tax asset	6.111,000	3,423,000
Valuation allowance	(6,111,000)	(3,423,000)
	$—	$—

NOTE 9 – SUBSEQUENT EVENTS

On July 16, 2015, Michael Smith, a Board member, received a 5-year cashless warrant to purchase up to 350,000 shares of common stock (at $3.00 per share) as additional consideration for a loan he made to the Company.

On March 1, 2017, the Company and Mr. Smith entered into an Amendment No. 1 to the prior warrant, pursuant to which (a) the exercise price was decreased to $1.50 per share for that portion of the prior warrant to be exercised by Mr. Smith on such date and (b) the exercise of the prior warrant was to be on a cash basis. Subsequent to the execution of Amendment No.1, on March 1, 2017, Mr. Smith fully exercised the prior warrant. As a result of the prior warrant exercise, Mr. Smith received 350,000 shares of the Company's common stock in exchange for a cash payment of $525,000. As additional consideration for Mr. Smith's entry into Amendment No. 1 and exercise of the prior warrant, on March 1, 2017, the Company issued to Mr. Smith another warrant (the "New Smith Warrant") to purchase up to 350,000 shares of the Company's common stock at an exercise price of $4.50 per share.

On February 19, 2016, Diamond B Capital, LLC (“Diamond B”) received from the Company a five-year warrant to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Prior Diamond B Warrant”). Alexander M. Boies, a member of the Company’s Board of Directors, holds membership interests representing a 12% ownership interest in Diamond B. On March 16, 2017, the Company also entered into an Amendment No. 1 to the Prior Diamond B Warrant (the “Prior Diamond B Warrant Amendment”), pursuant to which the exercise price was decreased to $1.50 per share for that portion of the Prior Diamond B Warrant to be exercised by Diamond B on such date. Subsequent to the execution of the Prior Diamond B Warrant Amendment, on March 16, 2017, Diamond B fully exercised the Prior Diamond B Warrant (the “Prior Diamond B Warrant Exercise”). As a result of the Prior Diamond B Warrant Exercise, Diamond B received 400,000 shares of the Company’s common stock in exchange for a cash payment of $600,000. As additional consideration for Diamond B's entry into the Prior Diamond B Warrant Amendment and exercise of the Prior Diamond B Warrant, on March 9, 2017, the Company issued to Diamond B another warrant (the "New Diamond B Warrant") to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share.

On February 27, 2017, an employee exercised a five-year warrant to purchase 40,000 shares of common stock, which had an original exercise price of $2.00 per share, at an exercise price of $1.50 per share for a cash payment of $60,000.  In addition, the employee was given a five-year warrant to purchase 40,000 shares of common stock with an exercise price of $4.50 per share.

Subsequent to December 31, 2016, the Company issued fully vested, non-forfeitable warrants to purchase 235,000 common shares at an exercise price of $3.00 per common share to consultants for services.

Subsequent to December 31, 2016, the Company issued 255,500 shares of common stock pursuant to the August 15, 2016 offering. Proceeds from the offering were $766,500 with offering costs of $59,640, and warrants issued to purchase 17,395 shares of common stock.

Subsequent to December 31, 2016, the Company issued 50,000 shares of common stock to a consultant for services rendered.