Form 10-Q
period 2017-03-31
Zero Gravity Solutions, Inc.
filed 2017-08-03
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 3, 2017, the issuer had 40,416,264 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$682,215	$232,394
Accounts receivable, trade, net	29,077	121,747
Other current assets	222,299	282,409
Inventory	80,795	33,401

Total current assets	1,014,386	669,951

Property and equipment - net	112,950	119,057

OTHER ASSETS

Deposit	3,817	3,617
Intellectual property, net	5,363	5,500
Advance on future royalties - related parties	299,030	277,038
Total other assets	308,210	286,155

TOTAL ASSETS	$1,435,546	$1,075,163

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$478,740	$480,853
Accounts payable- related party	75,000	75,000
Deferred compensation, related party	12,500	12,500
Note payable - related party	500,000	500,000
Note payable	130,237	195,355
Total liabilities (all current)	1,196,477	1,263,708
Commitments

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 100,000,000 shares authorized, at $0.001 par value, 40,042,764 and 38,973,264 shares issued and outstanding, respectively	40,042	38,973
Additional paid-in capital	19,347,977	16,126,129
Accumulated deficit	(19,148,950)	(16,353,647)

Total stockholders' equity (deficit)	239,069	(188,545)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,435,546	$1,075,163

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months Ended	Three months Ended
	March 31,	March 31,
	2017	2016
REVENUE
Sale of Goods	$255	$5,700
Total Revenue	255	5,700
COST OF REVENUE
Cost of Goods Sold	21	446
Royalty Expense	13	285
Total Cost of Revenue	34	731
GROSS PROFIT	221	4,969

OPERATING EXPENSES
General and administrative	2,705,198	1,929,347
Research and development	76,381	107,784
Total operating expenses	2,781,579	2,037,131
LOSS FROM OPERATIONS	(2,781,358)	(2,032,162)
OTHER INCOME (EXPENSE)
Other income	-	1,714
Interest expense	(13,946)	(12,738)
Accretion of debt discount	-	(56,633)
Total other income (expense)	(13,946)	(67,657)
NET LOSS	$(2,795,304)	$(2,099,819)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	40,042,764	37,999,113

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,795,304)	$(2,099,819)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,107	2,566
Amortization expense	138	-
Common stock issued for services	150,000	13,219
Warrants issued for services	283,039	97,645
Stock options issued as compensation	76,644	751,178
Amortization of debt issuance costs	-	56,633
Warrant modification expense	926,885	-
Other non-cash items
Warrants issued for prepaid services	-	33,238
Common stock issued for prepaid services	-	11,781
Changes in operating assets and liabilities:
Accounts receivable, trade	92,670	(1,700)
Other current assets	60,110	(236,447)
Prepaid compensation	-	52,311
Advance on future royalties - related parties	(21,992)	(17,156)
Inventory	(47,394)	(10,555)
Deposit	(200)	3,117
Accounts payable and other payables	(2,114)	130,605

Net cash used in operating activities	(1,271,411)	(1,213,384)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to purchase equipment	-	(30,328)

Net cash used in investing activities	-	(30,328)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(65,118)	(42,827)
Proceeds from exercise of warrants – related party	1,185,000	-
Payment of offering costs - related party	(33,750)	-
Proceeds from sale of common stock	688,500	1,627,500
Payment of offering costs	(53,400)	(144,000)

Net cash provided by financing activities	1,721,232	1,440,673

NET INCREASE IN CASH	449,821	196,961

CASH AT BEGINNING OF PERIOD	232,394	2,851,118

CASH AT END OF PERIOD	$682,215	$3,048,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$13,946	$12,738

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as direct offering costs	$22,970	$154,019

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Zero Gravity Solutions, Inc. (the “Company”) is focused on industrializing and commercializing scientific breakthroughs in the area of patentable stem cell technologies through developing advances in plant, animal and human biology based on intellectual property designed for and derived from multiple experiments on the International Space Station ("ISS"). The Company’s mission is to improve life on earth by applying intellectual property and technology designed for and derived from six NASA enabled flights through utilization of the unique long-term microgravity environment platform of the ISS. The Company’s initial projects are directed to providing solutions to critical world food crop challenges.

The Company owns proprietary technology for its first commercial product, BAM-FXTM that can boost the nutritional value and enhance the immune system of food crops without the use of Genetic Modification. The Company’s focus is the commercialization of BAM-FXTM in both domestic and international markets. The Company’s headquarters are located in Boca Raton, Florida.

The Company operates through two wholly owned subsidiaries: BAM Agricultural Solutions, Inc. and Zero Gravity Life Sciences, Inc., both Florida corporations formed by the Company in 2014.

Going Concern and Management’s plans

The Company has a limited operating history, recurring losses from operations and a working capital deficiency at March 31, 2017.  At March 31, 2017, the Company had approximate cash balances of $682,000, a working capital deficiency of $(182,000), total stockholders’ equity of $239,000 and an accumulated deficit of $(19,149,000). To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory, contract research and technical marketing personnel related expenses are incurred. The Company estimates that the costs associated with the execution of its 2017 business plan may exceed $450,000 per month, with limited or no revenue in certain months, or for an extended period of time. Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these March 31, 2017 consolidated financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing effort must be devoted to those distributors to insure the product is properly utilized and validated by end users. Financial resources are required to carry receivable balances due from the distributors and assist with end user validation and acceptance. To fund these capital needs, the Company has and continues to raise capital through a private placement offering in connection with its investment banker and through its internal efforts. Subsequent to March 31, 2017, the Company has raised approximately $1,121,000. If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its business development activities or cease operations.  The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

- continuing to advance commercialization of the Company’s principal product, BAM-FXTM in both domestic and international markets;

- pursuing additional capital raising opportunities;

- continuing to explore and execute prospective partnering or distribution opportunities; and

- identifying unique market and product application opportunities that represent potential positive cash flow.

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for complete financial statements. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and an adjustment to prior period results (Note 2)) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2017, are not necessarily indicative of results for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value. Inventory consisted of:

	March 31,	December 31,
	2017	2016
Raw materials	$12,741	$9,081
Finished product	47,067	5,082
Consignment inventory	20,987	19,238
Total Inventory	$80,795	$33,401

Concentration of Credit Risk

The Company at March 31, 2017 maintained its cash balance with two major national financial institutions. The bank balance at March 31, 2017 exceeded the FDIC limits by $105,234. The Company believes that its credit risk exposure is limited. The Company has never suffered a loss due to such excess balances.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

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

Revenue Recognition and Accounts Receivable

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and risk of loss has passed; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

The Company determined that no reserve for estimated product returns and allowances was necessary during the three-month periods ended March 31, 2017 and 2016. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

At March 31, 2017, two customers accounted for 97.6% of total accounts receivable, each representing 54.3%, and 43.3%, respectively. During the three months ended March 31, 2017, three customers accounted for 100% of net sales, each representing 33.3%. At December 31, 2016, five customers accounted for 99.4% of accounts receivable. Each of these five customers represented 40.3%, 24.1%, 13.0%, 11.7%, and 10.3%, respectively. During the three months ended March 31, 2016, two customers accounted for 100% of net sales, each representing 61.6% and 38.4%, respectively.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. The Company has an allowance for doubtful accounts of $107,397 and $83,697 as of March 31, 2017 and December 31, 2016, respectively.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. The expense resulting from share-based payments is recorded in general and administrative expense. We have elected to account for the forfeiture of awards as they occur.

The Company also grants share-based compensation awards to non-employees for service provided to the Company. The Company measures and recognizes the fair value of such transactions based on the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants and stock options are not considered in the calculation as the impact of the potential common shares (totaling approximately 12,618,000 shares for the three months ended March 31, 2017 and 10,945,000 shares for the three-months ended March 31, 2016), would be to decrease the net loss per share.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable. The difference in the expected income tax benefit and no benefit recorded for the three months ended March 31, 2017 and 2016 is due to an increase in the valuation allowance.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition guidance in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This new standard, as amended, is now effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that reporting period. The standard permits the use of either retrospective or cumulative effect transition methods, with early adoption permitted. Based upon Managements' current assessment of the standard, the Company does not anticipate any material impact upon the adoption of this standard.

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

In November 2015, the FASB issued ASU. No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016, and interim periods within those annual reporting periods. The Company adopted this standard in the first quarter of 2017. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation -”Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective beginning in the first quarter of 2017. The Company adopted ASU 2016-09, and elected to account for the forfeiture of awards as they occur, during the first quarter of 2017, with no material impact.

NOTE 2 – EMPLOYEE STOCK-BASED COMPENSATION ADJUSTMENT TO PRIOR PERIOD RESULTS

In preparing the Company's December 31, 2016 consolidated financial statements, the Company determined that an error was made in the calculation of stock-based compensation expense under ASC 718 for certain awards granted after January 1, 2016. The error related to management's estimate of the fair value of the Company's common stock used in its Black-Scholes option pricing model. The Company had recorded non-cash compensation expense based upon the then current private placement price of $1.25 per share.  The $1.25 price that was used during 2016 did not fully consider other observable inputs and valuation techniques to determine a supportable price per share; therefore, management re-evaluated such inputs and determined that the fair value per common share should have been a range of $0.63 - $0.68 for those awards throughout the first quarter of 2016. The error resulted in an approximate overstatement of stock-based compensation expense of $776,000 in the first quarter of 2016. The Company assessed the materiality of this misstatement in the 2016 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any interim period. In accordance with SAB 108, the Company has adjusted the quarter ended March 31, 2016 financial statements. There was no impact to total stockholders' equity or cash flows.

	Three Months Ended March 31, 2016
	As Originally Reported	Adjustment	As Corrected

General and administrative expenses	$2,705,000	$(776,000)	$1,929,000

Loss from operations	$(2,808,000)	$776,000	$(2,032,000)

Net loss	$(2,876,000)	$776,000	$(2,100,000)

Basic and diluted earnings (loss) per share	$(0.07)	$0.02	$(0.05)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2017	December 31, 2016
Computer Equipment	$15,332	$15,332
Equipment and Furniture	123,517	123,517
Leasehold Improvements	7,593	7,593
	146,442	146,442
Accumulated Depreciation	(33,492)	(27,385)
Property and Equipment - Net	$112,950	$119,057

Depreciation expense for the three-month periods ended March 31, 2017 and 2016 was $6,107 and $2,566, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

In July 2015, a Director advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note, the Company issued five-year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3 per share. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. For the three-months ended March 31, 2016, accretion of the debt discount was $65,988. The accretion of debt discount is presented in other expenses on the statements of operations. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification was determined to not be material. During the period ended March 31, 2017, $10,389 was recorded as interest expense and is included in accounts payables. In July 2017, the maturity date of the note was extended to July 2018.

Royalty Agreement

In 2013, the Company entered into a royalty agreement, which was amended in 2015, with a key employee and principal stockholder of the Company and a current Director of the Company. The agreement has a term of 25 years, requires payments of royalties equal to 5% of gross sales of products derived from certain patents held or licensed by the Company, including the BAM-FX™ product, and a minimum monthly payment of $2,500 to be offset against future royalty obligations of the Company. In addition, certain other costs the Company made that were necessary for the maintenance and protection of the Company’s rights in the underlying patents were applied against future royalty obligations of the Company.

Sales subject to the royalty agreement were $255 and $5,700 for the three-month periods ended March 31, 2017 and 2016. As of March 31, 2017, and December 31, 2016, $299,030 and $277,038 of prepaid royalties, respectively, are available to be offset against future royalty obligations.

Exercise of Warrants

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

Inducement charges of $926,885 relating to these transactions were expensed in March 2017 (Note 7).

Payable to Former Director

An obligation of $75,000 is payable to a former Director for past consulting services. This obligation is unsecured and non-interest bearing and is included in accounts payable at March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – COMMITMENTS

Lease Commitments

The Company leases its offices and building space under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its warehouse in Okeechobee, which began September 1, 2016 and will expire August 31, 2018. The future minimum lease payments are $14,748 for 2017 and $9,832 for 2018. Lease expense was $6,942 and $3,561 for the periods ended March 31, 2017 and 2016, respectively.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company shall provide funding and reimbursement for the costs incurred by NASA ARC under the SAA, but shall own any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. For the three months ended March 31, 2017 and 2016, $29,610 and $62,292 respectively were expensed under the agreement.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

NOTE 6 – NOTE PAYABLE

The Company has an outstanding note payable for financing corporate insurance premiums. The note carries a rate of interest of 6.5% and is due in September 2017.

NOTE 7 – EQUITY

Common Stock

Private placement offerings

During the three months ended March 31, 2017, the Company issued 229,500 shares of common stock pursuant to its October 2016 private offering for $3.00 per share. Proceeds from the offering were $688,500 with offering costs of $53,400. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 20,008 common shares with an exercise price of $3.00 per common share to the placement agent. These warrants are included in additional paid in capital as non-cash offering costs of $23,734.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

Common stock issued for services

During the three months ended March 31, 2017, the Company issued for services, 50,000 shares of common stock with a value of $150,000, included in general and administrative expenses.

During the three months ended March 31, 2016, the Company issued for services, 20,000 shares of common stock with a value of $25,000. As of March 31, 2016, $24,658 was recorded as prepaid compensation.

Warrants

During the three months ended March 31, 2017, the Company issued fully vested, non-forfeitable warrants to purchase 235,000 common shares at an exercise price of $3.00 per common share to employees and consultants for services. The estimated fair value of $283,039 was based upon the following management assumptions: expected dividends of 0, volatility of 148.39%, risk free interest rates of 1.90% - 2.05%, and expected life of the warrants of 5 years.

During the three months ended March 31, 2016, the Company issued fully vested, non-forfeitable warrants to purchase 110,000 common shares at an exercise price of $2.00 per common share to employees and consultants for services. The estimated fair value of $130,833 was based upon the following management assumptions: expected dividends of 0, volatility of 184.2%, risk free interest rates of 1.31% - 1.38%, and expected life of the warrants of 5 years.

On July 16, 2015, Michael Smith, a Board member, received a 5-year cashless warrant to purchase up to 350,000 shares of common stock (at $3.00 per share) as additional consideration for a loan he made to the Company. On March 1, 2017, the Company and Mr. Smith entered into an Amendment No. 1 to the prior warrant, pursuant to which (a) the exercise price was decreased to $1.50 per share for that portion of the prior warrant to be exercised by Mr. Smith on such date and (b) the exercise of the prior warrant was to be on a cash basis. Subsequent to the execution of Amendment No.1, on March 1, 2017, Mr. Smith fully exercised the prior warrant. As a result of the prior warrant exercise, Mr. Smith received 350,000 shares of the Company's common stock in exchange for a cash payment of $525,000. As additional consideration for Mr. Smith's entry into Amendment No. 1 and exercise of the prior warrant, on March 1, 2017, the Company issued to Mr. Smith another five- year warrant (the "New Smith Warrant") to purchase up to 350,000 shares of the Company's common stock at an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $402,000 was based on the following assumptions: expected dividends of 0, volatility of 148.39%, risk free interest rate of 1.89%, and expected life of the warrants of 5 years.

On February 19, 2016, Diamond B Capital, LLC (“Diamond B”) received from the Company a five-year warrant to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Prior Diamond B Warrant”). Alexander M. Boies, a member of the Company’s Board of Directors, holds membership interests representing a 12% ownership interest in Diamond B. On March 16, 2017, the Company also entered into an Amendment No. 1 to the Prior Diamond B Warrant (the “Prior Diamond B Warrant Amendment”), pursuant to which the exercise price was decreased to $1.50 per share for that portion of the Prior Diamond B Warrant to be exercised by Diamond B on such date. Subsequent to the execution of the Prior Diamond B Warrant Amendment, on March 16, 2017, Diamond B fully exercised the Prior Diamond B Warrant (the “Prior Diamond B Warrant Exercise”). As a result of the Prior Diamond B Warrant Exercise, Diamond B received 400,000 shares of the Company’s common stock in exchange for a cash payment of $600,000. As additional consideration for Diamond B's entry into the Prior Diamond B Warrant Amendment and exercise of the Prior Diamond B Warrant, on March 9, 2017, the Company issued to Diamond B another five-year warrant (the "New Diamond B Warrant") to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $463,000 was based on the following assumptions: expected dividends of 0, volatility of 148.39%, risk free interest rate of 1.89%, and expected life of the warrants of 5 years.

On February 27, 2017, an employee exercised a five-year warrant to purchase 40,000 shares of common stock, which had an original exercise price of $2.00 per share, at an exercise price of $1.50 per share for a cash payment of $60,000.  In addition, the employee was given a five-year warrant to purchase 40,000 shares of common stock with an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $46,000 was based on the following assumptions: expected dividends of 0, volatility of 148.39%, risk free interest rate of 2.05%, and expected life of the warrants of 5 years.

The modifications to the exercise price of the warrants is considered a conversion incentive, resulting in an expense (including the expense of the new warrants) of $926,885, recorded as general and administrative expense and additional paid in capital in the period March 31, 2017.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2017:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Warrants	Exercise Price	(in Years)	Value
Outstanding – January 1, 2017	9,664,733	$1.44
Granted	255,008	3.00
Granted	790,000	4.50
Exercised	(790,000)	(1.50)
Cancelled/Forfeited	-	-
Outstanding and exercisable - March 31, 2017	9,919,741	$1.77	3.4	$2,606,698

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on March 31, 2017.

Stock incentive plan options

In November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares to the Plan. During the three months ended March 31, 2017, the Company granted 60,000 options to employees and officers. The estimated fair value of $68,328 was based upon the following management assumptions: expected dividends of $0, volatility of 148.4%, risk free interest rates of 1.89%-1.93%, and expected life of the options of 5 years.

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Options	Exercise Price	(in Years)	Value
Outstanding – January 1, 2017	2,755,000	$-
Granted	60,000	3.00
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - March 31, 2017	2,815,000	$1.29	9.0	$192,850
Exercisable - March 31, 2017	2,698,479	$1.25	8.7	$187,425

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

MARCH 31, 2017

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company issued 373,500 shares of common stock with offering costs of $75,240 under the private offering. The Company also issued fully vested non-forfeitable warrants to purchase 21,945 shares of common stock to the placement agent. Gross proceeds from the issuances were $1,120,500.

Subsequent to March 31, 2017, The Company issued warrants to purchase 175,000 shares of common stock to consultants for services.

In July 2017 the $500,000 related party loan was extended to a due date of July 2018 without any other changes to the terms of the note.

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

The Company is focused on near-term revenue generation through the introduction of the Company’s first commercial product, BAM-FX™, to domestic and international agricultural markets. BAM-FX™, an ionic micro-nutrient delivery platform, is licensed in and registered for sale as a fertilizer application with thirty-two (32) domestic states and has been approved for import and commercial sales in Chile and Paraguay.  Commercial sales operations commenced in Chile during the first quarter of 2017 and are expected to commence in Paraguay during the third quarter of 2017.

During the first quarter of 2017, the Company continued its 2016 product marketing approach directed toward developing channel partners, or distributors, for product distribution, leveraging their existing sales and marketing networks. In addition to working with channel partners’ growers, we expanded our BAM-FX™ introduction to first time growers through field validation, whereby specific expected crop results were identified at the inception of the validation process and upon achieving the expected result, a grower would agree to purchase the product. These validation trials are part of our business development effort and are expected to create BAM-FX™ brand name recognition while providing pull through business for current and prospective channel partners and company direct customers, thereby generating future revenue streams. In excess of 150 field validations are in process as of March 31, 2017.

During 2016, we executed an exclusive distribution agreement with a distributor in Paraguay. The distribution agreement is a three-year agreement with a minimum initial first year order requirement of 74,000 gallons of BAM-FX™. Product delivery pursuant to the agreement was delayed until the second quarter 2017. In the second quarter of 2017, our distributor in Paraguay obtained product import approval from Servicio Nacional de Calidad y Sanidad Vegetal y de Semillas ("SENAVE"), the government agency overseeing agricultural imports. BAM-FX™ tests were successfully completed by the Paraguay Agricultural and Technological Center (CETAPAR) in January 2017. We will begin product delivery during the second quarter of 2017 and expect to provide ongoing business development and technical product support jointly with our Chilean branch to our channel partner in Paraguay during the remainder of 2017.

The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in South Africa, Indonesia, Brazil, Colombia, China, Philippines and India. The Company expects to conduct its international operations through in-country established businesses with which a distribution agreement has been executed. Currently, distribution agreements are in place for Paraguay, South Africa and Philippines. The Company directly supports operating expenses including personnel related expenses for market development, sales and distribution in Chile and business development efforts in Paraguay.

Our targeted domestic channel partners are, in general, large agricultural product distributors with which the Company has executed or expects to execute a distribution agreement. Four domestic distribution agreements with agricultural product distributors in Pennsylvania, Ohio and California have been executed, including an agreement with Pinnacle Agriculture Distribution, Inc. ("Pinnacle"). The agreement with Pinnacle includes three distribution outlets in California. The number of outlet locations is expected to increase during the remainder of 2017. Pinnacle is a multifaceted agricultural retail distribution business with operations including agricultural chemicals, fertilizer bulk handling and precision agricultural services. Pinnacle services growers across the United States. The other three distributors service regional growers in Ohio and Pennsylvania.

During the first quarter of 2017, the Company began to shift its sales and marketing approach to grower return on investment beyond yield benefits to include benefits associated with yield uniformity, consistent timing of crop maturation, plant stability for efficient harvesting and geo-political reasons, primarily internationally focused. The results from a number of our 2017 validation trials are expected to justify the return on investment calculations.

During 2016, the Company directed its research to obtain technical third-party product validation, through studies with academic institutions and NASA-Ames Research Center, pursuant to the Company’s Reimbursable Space Act Agreement, RSAA.  Preliminary results from NASA ARC biomass studies through the first quarter of 2017 show indications that BAM-FX™ applications increased photosynthetic efficiency within the plant leaf structure wherein light energy is converted into biomass and increased plant nitrogen use efficiency which increases the plant’s biomass production per unit of nitrogen, thereby  reducing the amount of nitrogen needed for biomass production. These findings are significantly beneficial to our product commercialization efforts. We expect to continue funding the RSAA during 2017, however due to lack of financial resources, ongoing research has been deferred beyond the first quarter of 2017 until adequate funding is available.

To support its commercialization and revenue generation efforts, the Company employs certified crop advisors and agronomists for the technical requirements of product introduction both domestically and in Chile. The agronomy and technical agricultural personnel develop channel partner relationships, improve our technical support to growers and channel partners, and drive scientific academic and NASA product studies.

The Company manufactures BAM-FX™ in its production facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. In February 2017, the Company hired a manufacturing plant manager, an experienced biochemical engineer, and expects to make ongoing process and quality assurance and control improvements and equipment modifications to existing equipment to enhance efficiencies. The Company expects to engineer, design and add a continuous flow processing manufacturing facility in the Western United States to service expected demand from customers in that region and the Asia Pacific area. Engineering and design are expected to begin during the fourth quarter of 2017 and construction during fiscal 2018.

During 2015, our chief scientist began developing new formulations of BAM-FX™ to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulations address known plant deficiencies of boron, manganese, magnesium and iron and can be manufactured to include all or numerous combinations of these elements. The new formulations have been tested by an independent laboratory verifying the existence of and ability to combine those elements. We expect to further develop these formulations in a laboratory setting, perform efficacy trials on new formulations, and scale production during 2017, with the intent of adding several new specialized products to our current product offering during fiscal 2018.

Although we have started and realized nominal product sales, we anticipate that in the near term, ongoing expenses, including product marketing, manufacturing process improvement, developing and maintaining domestic and international distributor relationships and the addition of in-field sales and technical personnel, will be funded primarily by proceeds from sales of our securities.

During May 2015, we began a second-round private placement offering from which, during the first quarter of 2016, we received an additional $1,278,500 in gross proceeds.

During 2016, the Company commenced a new private offering of up to $10,000,000 of the Company’s securities. The offering consists of 3,333,333 common shares for $3.00 per common share. Proceeds from the offering were $688,500 with offering costs of $53,400 for the period ended March 31, 2017.

We have generated nominal revenues from our operations thus far and expect that product sales will increase significantly in 2017 primarily through our domestic and international channel partners.

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

Results of Operations

For the three-months Ended	March 31,	March 31,
	2017	2016	$ Change	% Change

Revenue	$-	$6,000	$(6,000)	(100.0)%

Cost of Revenue	-	1,000	(1,000)	(100.0)%

Gross Profit	-	5,000	(5,000)	(100.0)%
Operating Expenses	2,782,000	2,037,000	745,000	36.6%

Loss from Operations	(2,781,000)	(2,032,000)	(749,000)	(36.9)%

Other Income / (Expense)	(14,000)	(68,000)	54,000	79.4%

Net Loss	$(2,795,000)	$(2,100,000)	$(695,000)	(33.1)%

Net loss per share - basic and diluted	$(0.07)	$(0.05)	$(0.02)	(40.0)%

Revenue for the period ended March 31, 2017 was $0, a decrease of $6,000 or 100.0% over $6,000 during the year ended March 31, 2016. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. During the fourth quarter of 2016, the Company realized revenue from sales to channel partners, distributors. We focused our sales efforts during the three months ended March 31, 2017 supporting channel partners’ sale of their inventory to end users which included additional validation trials. We expect to realize revenue from sales to channel partners as they sell and replenish their inventory.

For the period ended March 31, 2017, cost of revenue was $0, a decrease of $1,000 over $1,000 reported during the same period in 2016. The decrease in cost of revenue is directly related to our decrease in revenue for the period ended March 31, 2017 over 2016.

Operating Expenses increased by $745,000 to $2,782,000 for the period ended March 31, 2017 compared to $2,037,000 for the period ended March 31, 2016, or 36.6%. The increase in operating expense is primarily due to a decrease in equity compensation of $422,000 and a decrease in legal expense of $83,000 for services related to the Company’s intellectual property and general corporate matters, offset by an increase in sales, marketing and technical employee related and consultant expense for commercial product introduction, ongoing product validation trials and collection of and analysis of trial results of $420,000; an increase in inducement costs of 927,000; an increase in automobile, travel and meals expense of $21,000 due to an increase in marketing activity; an increase in bad debt expense of $23,000; and, an increase in insurance expense of $29,000 primarily due to an increase in directors and officers and product liability expense. Non-cash equity compensation paid to consultants, board members and employees included in general and administrative expense was $525,000 for the period ended March 31, 2017 a decrease of $394,000 compared to $919,000 for the period ended March 31, 2016.

Other Expense for the period ended March 31, 2017 decreased by $54,000 to $14,000 from $68,000 for the period ended March 31, 2016. The decrease in other expense is primarily due to interest expense on and accretion of debt discount in connection with the 8.5% Promissory Note executed on July 16, 2015, with a related party.

Net Loss for the period ended March 31, 2017 increased by $695,000 to $2,795,000 from net loss of $2,100,000 for the period ended March 31, 2016. The increase in net loss is primarily due to the increase in operating expense for the period ended March 31, 2017 of $745,000, and a decrease in other expense of $54,000 offset by a decrease in gross profit realized during the period of $5,000.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the period ended March 31, 2017 increased by $58,000 to $1,271,000 from $1,213,000 for period ended March 31, 2016. The increase in net cash used in operating activities is primarily due to a decrease in current assets of $297,000 primarily from the amortization of payment on our SAA and an increase in net loss of $695,000 and by an increase in non-cash common stock, warrants and stock option compensation and warrant inducement expense of $575,000 and a net decrease in accounts payable of $133,000, included in changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the period ended March 31, 2017 of $0 decreased $30,000 from the period ended March 31, 2016 of $30,000 due to a decrease in cash used to purchase equipment and acquire intellectual property.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $280,000 to $1,721,000 for the period ended March 31, 2017 from $1,441,000 for the period ended March 31, 2016. The increase in net cash provided by financing activities is due primarily to an increase in the proceeds from the exercise of warrants from related parties of $1,185,000 and reduction of offering costs of $91,000 offset by a decrease in proceeds from the sale of common stock of $939,000, an increase in payment of offering costs for related party exercise of warrants of $34,000 and an increase in payments on notes payable of $22,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2017 business plan may exceed $450,000 per month primarily due to an increase in connection with our work with NASA through the SAA, additional personnel and personnel-related costs to develop domestic and international markets for the sale of our product, BAM-FX™ and improvements to our manufacturing facility and process. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the March 31, 2017 consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect we will need to operate the business through mid-2018. The Company is active in its fundraising, and subsequent to March 31, 2017, the Company received gross proceeds of $670,500 from the sale of shares of common stock pursuant to a private begun during fiscal 2016.

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

In July 2015, a Director advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares. In July 2017, this loan was extended to a maturity date of July 2018 with no other changes to the terms of the note.

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

Cash on Hand

As of March 31, 2017, the Company had a cash balance of $682,000 compared to a cash balance of $232,000 at December 31, 2016.

Total assets were $1,436,000 and $1,075,000 at March 31, 2017 and December 31, 2016, respectively. Working capital (deficit) was $(182,000) and $(594,000) at March 31, 2017 and December 31, 2016, respectively. The decrease in working capital (deficit) of $412,000 during the period was primarily due to cash used in operating activities of $1,271,000 offset by cash provided by the sale of common stock and exercise of warrants, net of offering expenses of $1,721,000. Total stockholders’ equity increased by $428,000 to $239,000 at March 31, 2017 from a deficit of ($189,000) at December 31, 2016.

Outlook

Required Capital Over the Next Year

Since our product, BAM-FX™, is new in the agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. We will need additional funding to cover 2017 expenses. Subsequent to March 31, 2017 through July 28, 2017, we issued 373,500 shares of common stock pursuant to our private offering for $1,120,500 in gross proceeds.

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

The sales cycle for new products, including our product BAM-FX™, in agriculture markets is a minimum of two to three growing seasons. We have completed, domestically, two growing seasons and with certain growers, three growing seasons of validation trials and testing as a commercial product and believe that positive trial results on growers’ crops have contributed to product awareness and initial revenue. We expect our international market sales cycle will follow a similar time frame. However, as important as the positive trial results are, third-party validation of the product’s performance and scientific proof of the product’s performance predictability and consistency, which provide the basis to compute grower’s return on investment, are equally important to our channel partners in their purchasing decisions. The scientific studies, which were undertaken in 2016, are expected to continue during 2017. We believe that the combination of validation, testing and technical studies carried out over the past three years will lead to revenue generation and growth in 2017.

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

Changes in Internal Controls Over Financial Reporting

There have been two changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the last fiscal quarter to which this report relates. Management concluded that the Company has material weaknesses in our internal control over financial reporting because there is not an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited resources of the Company. The Company has taken steps to mitigate this weakness in financial reporting by segregating preparation and review of financial entries and segregating preparation and review of the financial reporting function. Management concluded that the Company also had a material weakness in internal controls necessary to ensure that documentation is in place to support management's assertions as to complex transactions and fair value measurements. The Company is now utilizing third party specialists and service providers to assist and give Management access to additional resources and expertise.

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

During October 2015, we commenced a new private offering of up to $10,000,000 of our securities. The $10,000,000 offering consists of 8,000,000 Units at $1.25 per Unit each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2. The Company executed a side letter to investors in the original offering to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the new offering. Through March 31, 2017, the Company issued 4,936,000 shares of common stock and 4,936,000 warrants to purchase an additional share of the Company’s common stock pursuant to this offering (which includes the retroactive adjustment for the May 2015 offering).

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities. The offering consists of 3,333,333 shares of the Company’s common stock at $3.00. During the three months ended March 31, 2017, the Company issued 229,500 shares of common stock. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 18,575 common shares with an exercise price of $3.00 per common share to the Company’s placement agent. For the year ended December 31, 2016, the Company issued 221,667 shares of common stock. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 11,083 common shares with an exercise price of $3.00 per common share to the Company’s placement agent.

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

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: August 3, 2017	By:	/s/ Timothy A. Peach
Timothy A. Peach, Acting Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer
(Principal Accounting Officer)

27