Form 10-Q
period 2017-06-30
Zero Gravity Solutions, Inc.
filed 2017-09-13
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☒  Form 10-K 12/31/2016; Form 10-Q 3/31/2017

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 13, 2017, the issuer had 40,466,597 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$58,999	$232,394
Accounts receivable, trade, net	76,208	121,747
Other current assets	151,769	282,409
Inventory	84,037	33,401

Total current assets	371,013	669,951

Property and equipment - net	106,917	119,057

OTHER ASSETS

Deposit	4,617	3,617
Intellectual property, net	9,811	5,500
Advance on future royalties - related parties	304,668	277,038
Total other assets	319,096	286,155

TOTAL ASSETS	$797,026	$1,075,163

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$474,191	$480,853
Accounts payable- related party	75,000	75,000
Accrued expenses	76,054	-
Deferred compensation, related party	12,500	12,500
Note payable - related party	500,000	500,000
Note payable	65,118	195,355
Total liabilities (all current)	1,202,863	1,263,708

Commitments

STOCKHOLDERS' DEFICIT

Common stock; 100,000,000 shares authorized, at $0.001 par value, 40,266,264 and 38,973,264 shares issued and outstanding, respectively	40,266	38,973
Additional paid-in capital	20,114,270	16,126,129
Accumulated deficit	(20,560,373)	(16,353,647)

Total stockholders' deficit	(405,837)	(188,545)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$797,026	$1,075,163

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
REVENUE
Sale of Goods	$60,935	$14,614	$61,190	$20,314
Total Revenue	60,935	14,614	61,190	20,314
COST OF REVENUE
Cost of Goods Sold	10,084	2,202	10,105	2,648
Royalty Expense	1,862	1,017	1,875	1,017
Total Cost of Revenue	11,946	3,219	11,980	3,665
GROSS PROFIT	48,989	11,395	49,210	16,649

OPERATING EXPENSES
General and administrative	1,425,034	1,523,251	4,130,233	3,452,815
Research and development	22,608	106,380	98,989	214,165
Total operating expenses	1,447,642	1,629,631	4,229,222	3,666,980
LOSS FROM OPERATIONS	(1,398,653)	(1,618,236)	(4,180,012)	(3,650,331)
OTHER INCOME (EXPENSE)
Other income	-	356	-	2.070
Interest expense	(12,769)	(12,086)	(26,715)	(24,824)
Accretion of debt discount	-	(56,659)	-	(113,292)
Total other income (expense)	(12,769)	(68,389)	(26,715)	(136,046)
NET LOSS	$(1,411,422)	$(1,686,625)	$(4,206,727)	$(3,786,377)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.04)	$(0.11)	$(0.10)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	40,217,592	38,734,410	39,707,657	38,366,762

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,206,727)	$(3,786,377)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,140	6,638
Amortization expense	275	-
Common stock issued for services	150,000	25,000
Warrants issued for services	398,798	11,899
Stock options issued as compensation	96,141	1,313,126
Amortization of debt issuance costs	-	113,292
Warrant modification expense	926,885	-
Changes in operating assets and liabilities:
Accounts receivable, trade	45,540	(4,102)
Other current assets	(16,490)	(25,350)
Prepaid expenses	147,130	(7,930)
Advance on future royalties - related parties	(27,630)	(26,728)
Inventory	(50,636)	(7,840)
Deposit	(1,000)	3,117
Accounts payable	69,392	191,512

Net cash used in operating activities	(2,456,182)	(2,193,742)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire intellectual property	(4,586)	-
Cash paid to purchase equipment	-	(46,391)

Net cash used in investing activities	(4,586)	(46,391)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(130,237)	(75,986)
Proceeds from exercise of warrants – related party	1,185,000	-
Payment of offering costs - related party	(33,750)	-
Proceeds from sale of common stock	1,359,000	1,717,500
Payment of offering costs	(92,640)	(151,500)

Net cash provided by financing activities	2,287,373	1,490,014

NET DECREASE IN CASH	(173,395)	(750,120)

CASH AT BEGINNING OF PERIOD	232,394	2,851,118

CASH AT END OF PERIOD	$58,999	$2,100,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$26,715	$12,086

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as direct offering costs	$37,069	$181,537

See accompanying notes to condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Zero Gravity Solutions, Inc. (the “Company”) is an agricultural biotechnology company commercializing technologies derived from and designed for space with significant applications on earth. These technologies are focused on providing valuable solutions to challenges facing world agriculture. The Company’s two primary categories of technologies aimed at sustainable agriculture are: 1) BAM-FX, a cost effective, ionic micronutrient delivery system for plants currently being introduced commercially into world agriculture markets by the Company’s wholly owned subsidiary BAM Agricultural Solutions, Inc. and 2) Directed Selection, utilized in the development and production, in the prolonged zero/micro gravity environment of the International Space Station (“ISS”), of large volumes of non-GMO, novel, patentable stem cells with unique and beneficial characteristics.

The Company’s mission is to improve life on earth by applying its intellectual property and technology designed for and derived from six NASA enabled flights of the ISS. The Company’s initial projects are directed to providing solutions to critical world food crop challenges.

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

Going Concern and Management’s Plans

The Company has a limited operating history, recurring losses from operations and a working capital deficiency at June 30, 2017.  At June 30, 2017, the Company had approximate cash balances of $59,000, a working capital deficiency of $(832,000), total stockholders’ deficit of $(406,000) and an accumulated deficit of $(20,560,000). To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory, contract research and technical marketing personnel related expenses are incurred. The Company estimates that the costs associated with the execution of its 2017 business plan may exceed $450,000 per month, with limited or no revenue in certain months, or for an extended period of time. Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these June 30, 2017 consolidated financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing effort must be devoted to those distributors to insure the product is properly utilized and validated by end users. Financial resources are required to carry receivable balances due from the distributors and assist with end user validation and acceptance. To fund these capital needs, the Company has and continues to raise capital through a private placement offering in connection with its investment banker and through its internal efforts. Subsequent to June 30, 2017, the Company has raised approximately $564,000 (Note 8). If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its business development activities or cease operations.  The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs and expense levels.

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

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for complete financial statements. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and an adjustment to prior period results (Note 2)) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2017, are not necessarily indicative of results for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value. Inventory consisted of:

	June 30,	December 31,
	2017	2016
Raw materials	$20,719	$9,081
Finished product	44,663	5,082
Consignment inventory	18,655	19,238
Total Inventory	$84,037	$33,401

Concentration of Credit Risk

The Company at June 30, 2017 maintained its cash balance with two major national financial institutions. The bank balance at June 30, 2017 did not exceed the FDIC limits.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

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

The Company determined that no reserve for estimated product returns and allowances was necessary during the three and six-month periods ended June 30, 2017 and 2016. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

At June 30, 2017, five customers accounted for 87.8% of total accounts receivable. Each of these five customers represented 19.7%, 18.2%, 17.7%, 17.4%, and 14.8%, respectively. During the three and six months ended June 30, 2017, three customers accounted for 67.9% of net sales, each representing 26.5%, 24.6%, and 16.8% respectively. At December 31, 2016, five customers accounted for 99.4% of accounts receivable. Each of these five customers represented 40.3%, 24.1%, 13.0%, 11.7%, and 10.3%, respectively. During the six months ended June 30, 2016, four customers accounted for 73.1% of net sales, each representing 32.8%, 16.4%, 14.5% and 9.4%, respectively.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. The Company has an allowance for doubtful accounts of $83,697 as of June 30, 2017 and December 31, 2016.

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

JUNE 30, 2017

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

The Company also grants share-based compensation awards to non-employees for service provided to the Company. The Company measures and recognizes the fair value of such transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants and stock options are not considered in the calculation as the impact of the potential common shares (the weighted average being approximately 12,800,000 shares and 11,943,000 three-months ended June 30, 2017 and 2016 respectively and 12,729,000 and 11,023,000 shares for the six-months ended June 30, 2017 and 2016 respectively), would be to decrease the net loss per share.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable. The difference in the expected income tax benefit and no benefit recorded for the three and six months ended June 30, 2017 and 2016 is due to an increase in the valuation allowance.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition guidance in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This new standard, as amended, is now effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that reporting period. The standard permits the use of either retrospective or cumulative effect transition methods, and expects to use the retrospective transition method. Based upon Managements' current assessment of the standard, the Company does not anticipate any material impact upon the adoption of this standard.

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

JUNE 30, 2017

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

NOTE 2 – EMPLOYEE STOCK-BASED COMPENSATION ADJUSTMENT TO PRIOR PERIOD RESULTS

In preparing the Company's December 31, 2016 consolidated financial statements, the Company determined that an error was made in the calculation of stock-based compensation expense under ASC 718 for certain awards granted after January 1, 2016. The error related to management's estimate of the fair value of the Company's common stock used in its Black-Scholes option pricing model. The Company had recorded non-cash compensation expense based upon the then current private placement price of $1.25 per share.  The $1.25 price that was used during 2016 did not fully consider other observable inputs and valuation techniques to determine a supportable price per share; therefore, management re-evaluated such inputs and determined that the fair value per common share should have been a range of $0.69 - $1.25 for those awards throughout the second quarter of 2016 and $0.63 - $1.25 for the six-months ended June 30, 2016. The error resulted in an approximate overstatement of stock-based compensation expense of $565,000 in the second quarter of 2016 and $1,341,000 for the six-months ended June 30, 2016. The Company assessed the materiality of this misstatement in the 2016 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any interim period. In accordance with SAB 108, the Company has adjusted the quarter ended June 30, 2016 financial statements. There was no impact to total stockholders' equity or cash flows.

	Three Months Ended June 30, 2016
	As Originally Reported	Adjustment	As Corrected

General and administrative expenses	$2,089,000	$(565,000)	$1,524,000

Loss from operations	$(2,183,000)	$565,000	$(1,618,000)

Net loss	$(2,252,000)	$565,000	$(1,687,000)

Basic and diluted earnings (loss) per share	$(0.06)	$0.02	$(0.04)

	Six Months Ended June 30, 2016
	As Originally Reported	Adjustment	As Corrected

General and administrative expenses	$4,794,000	$(1,341,000)	$3,453,000

Loss from operations	$(4,991,000)	$1,341,000	$(3,650,000)

Net loss	$(5,127,000)	$1,341,000	$(3,786,000)

Basic and diluted earnings (loss) per share	$(0.13)	$0.03	$(0.10)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2017	December 31, 2016
Computer equipment	$15,332	$15,332
Equipment and furniture	123,517	123,517
Leasehold improvements	7,593	7,593
	146,442	146,442
Accumulated depreciation	(39,525)	(27,385)
Property and equipment - net	$106,917	$119,057

Depreciation expense for the three-month periods ended June 30, 2017 and 2016 was $6,033 and $4,072, respectively. Depreciation expense for the six-month periods ended June 30, 2017 and 2016 was $12,140 and $6,638, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

In July 2015, a Director advanced the Company $500,000.  Interest at a rate of 8.5% is payable quarterly, and the note was originally due in July 2016. In connection with the note, the Company issued five-year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3 per share. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. For the three and six-months ended June 30, 2016, accretion of the debt discount was $47,304 and $113,292, respectively. The accretion of debt discount is presented in other expenses on the statements of operations. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification was determined to not be material. During the three and six-months ended June 30, 2017, $10,625 and $21,014 was recorded as interest expense, respectively, and $10,625 is included in accounts payable at June 30, 2017. In July 2017, the maturity date of the note was extended to July 2018, the other terms of this note including the conversion feature remain the same.

Royalty Agreement

In 2013, the Company entered into a royalty agreement, which was amended in 2015, with a key employee and principal stockholder of the Company and a current Director of the Company. The agreement has a term of 25 years, requires payments of royalties equal to 5% of gross sales of products derived from certain patents held or licensed by the Company, including the BAM-FX™ product, and a minimum monthly payment of $2,500 to be offset against future royalty obligations of the Company. In addition, certain other costs the Company incurred that were necessary for the maintenance and protection of the Company’s rights in the underlying patents were applied against future royalty obligations of the Company.

Sales subject to the royalty agreement were $60,935 and $14,614 for the three-month periods ended June 30, 2017 and 2016, respectively, and $61,190 and $20,314 for the six months ended June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, and December 31, 2016, $304,668 and $277,038 of prepaid royalties, respectively, are available to be offset against future royalty obligations.

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

On March 16, 2017, the Company also entered into an agreement with a second member of its Board of Directors whereby 400,000 previously issued warrants were exercised in exchange for the issuance of 400,000 shares of the Company's common stock and a cash payment to the Company of $600,000. In connection with the transaction, the Company issued a new five-year warrant to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share.

Inducement charges of $926,885 relating to these transactions were expensed in March 2017 (Note 7).

Payable to Former Director

An obligation of $75,000 is payable to a former Director for past consulting services. This obligation is unsecured and non-interest bearing and is included in accounts payable at June 30, 2017 and December 31, 2016, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

NOTE 5 – COMMITMENTS

Lease Commitments

The Company leases its offices and building space under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its warehouse in Okeechobee, which began September 1, 2016 and will expire August 31, 2018. The future minimum lease payments are $43,551 for 2017 and $27,734 for 2018. Lease expense was $26,521 and $19,097 for the three months ended June 30, 2017 and 2016, respectively. Lease expense was $46,626 and $37,433 for the six months ended June 30, 2017 and 2016, respectively.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company shall provide funding and reimbursement for the costs incurred by NASA ARC under the SAA, but shall own any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of the agreement. For the three-months ended June 30, 2017 and 2016, $0 and $93,438 respectively, were expensed under the agreement. For the six months ended June 30, 2017 and 2016, $29,610 and $155,729 respectively, were expensed under the agreement.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

NOTE 6 – NOTE PAYABLE

The Company has an outstanding note payable for financing corporate insurance premiums. The note carries a rate of interest of 6.5% and is due in September 2017.

NOTE 7 – EQUITY

Common Stock

Private placement offerings

During the six months ended June 30, 2017, the Company issued 453,000 shares of common stock pursuant to its October 2016 private offering for $3.00 per share. Proceeds from the offering were $1,359,000 with offering costs of $92,640. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 31,453 common shares with an exercise price of $3.00 per common share to the placement agent. These warrants are included in additional paid in capital as non-cash offering costs of $37,069.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

Common stock issued for services

During the six months ended June 30, 2017, the Company received services valued at $150,000, and issued 50,000 shares of common stock.  This expense is included in general and administrative expenses.

During the six months ended June 30, 2016, the Company issued for services, 20,000 shares of common stock with a value of $25,000.

The Company measured and recognized the fair value of the transactions described above based upon the fair value of the non-employee consideration received, which was determined to be more resonably measurable.

Warrants

During the six months ended June 30, 2017, the Company issued fully vested, non-forfeitable warrants to purchase 335,000 common shares at an exercise price of $3.00 per common share to employees and consultants for services. The estimated fair value of $398,798 was based upon the following management assumptions: expected dividends of 0, volatility of 138.4-148.4%, risk-free interest rates of 1.75% - 2.05%, and expected life of the warrants of 5 years.

During the six months ended June 30, 2016, the Company issued fully vested, non-forfeitable warrants to purchase 10,000 common shares at an exercise price of $2.00 per common share to employees and consultants for services. The estimated fair value of $11,899 was based upon the following management assumptions: expected dividends of 0, volatility of 184.2%, risk-free interest rates of 1.38%, and expected life of the warrants of 5 years.

On July 16, 2015, Michael Smith, a Board member, received a 5-year cashless warrant to purchase up to 350,000 shares of common stock (at $3.00 per share) as additional consideration for a loan he made to the Company. On March 1, 2017, the Company and Mr. Smith entered into an Amendment No. 1 to the prior warrant, pursuant to which (a) the exercise price was decreased to $1.50 per share for that portion of the prior warrant to be exercised by Mr. Smith on such date and (b) the exercise of the prior warrant was to be on a cash basis. Subsequent to the execution of Amendment No.1, on March 1, 2017, Mr. Smith fully exercised the prior warrant. As a result of the prior warrant exercise, Mr. Smith received 350,000 shares of the Company's common stock in exchange for a cash payment of $525,000. As additional consideration for Mr. Smith's entry into Amendment No. 1 and exercise of the prior warrant, on March 1, 2017, the Company issued to Mr. Smith another five-year warrant (the "New Smith Warrant") to purchase up to 350,000 shares of the Company's common stock at an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $402,000 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 1.89%, and expected life of the warrants of 5 years.

On February 19, 2016, Diamond B Capital, LLC (“Diamond B”) received from the Company a five-year warrant to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Prior Diamond B Warrant”). Alexander M. Boies, a member of the Company’s Board of Directors, holds membership interests representing a 12% ownership interest in Diamond B. On March 16, 2017, the Company also entered into an Amendment No. 1 to the Prior Diamond B Warrant (the “Prior Diamond B Warrant Amendment”), pursuant to which the exercise price was decreased to $1.50 per share for that portion of the Prior Diamond B Warrant to be exercised by Diamond B on such date. Subsequent to the execution of the Prior Diamond B Warrant Amendment, on March 16, 2017, Diamond B fully exercised the Prior Diamond B Warrant (the “Prior Diamond B Warrant Exercise”). As a result of the Prior Diamond B Warrant Exercise, Diamond B received 400,000 shares of the Company’s common stock in exchange for a cash payment of $600,000. As additional consideration for Diamond B's entry into the Prior Diamond B Warrant Amendment and exercise of the Prior Diamond B Warrant, on March 9, 2017, the Company issued to Diamond B another five-year warrant (the "New Diamond B Warrant") to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $463,000 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 1.89%, and expected life of the warrants of 5 years.

On February 27, 2017, an employee exercised a five-year warrant to purchase 40,000 shares of common stock, which had an original exercise price of $2.00 per share, at an exercise price of $1.50 per share for a cash payment of $60,000.  In addition, the employee was given a five-year warrant to purchase 40,000 shares of common stock with an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $46,000 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 2.05%, and expected life of the warrants of 5 years.

The modifications to the exercise price of the warrants are considered a conversion incentive, resulting in an expense (including the expense of the new warrants) of $926,885, recorded as general and administrative expense and additional paid in capital in the period June 30, 2017.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2017:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate Intrinsic
	Warrants	Exercise Price	(in Years)	Value
Outstanding – January 1, 2017	9,664,733	$1.44	3.5	$2,606,698
Granted	366,453	3.00
Granted	790,000	4.50
Exercised	(790,000)	(1.50)
Cancelled/Forfeited	-	-
Outstanding and exercisable - June 30, 2017	10,031,186	$1.78	3.2	$2,861,010

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on June 30, 2017.

Stock incentive plan options

In November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares to the Plan. During the six-months ended June 30, 2017, the Company granted 60,000 options to employees and officers. The estimated fair value of $70,411 was based upon the following management assumptions: expected dividends of $0, volatility of 148.4%, risk-free interest rates of 1.89%-1.93%, and expected life of the options of 5 years.

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in Years)	Value
Outstanding – January 1, 2017	2,755,000	$1.25	8.7	$192,850
Granted	60,000	3.00
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - June 30, 2017	2,815,000	$1.29	9.0	$413,250
Exercisable - June 30, 2017	2,752,500	$1.27	9.0	$409,125

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2017

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued 200,333 shares of common stock pursuant to the August 15, 2016 offering. Proceeds from the offering were $600,999 with offering costs of $46,160, and warrants issued to purchase 14,023 shares of common stock.

Subsequent to June 30, 2017, the Company issued fully vested, non-forfeitable warrants to purchase 125,000 common shares at an exercise price of $3.00 per common share to consultants for services.

In August 2017, the Company entered into a two-year promissory note with an employee of the Company bearing interest of 10% per annum with a pricipal face value of $100,000. In connection with this promissory note, the Company expects to issue a five-year warrant to purchase a minimum of 10,000 shares of common stock at $3.00 per share. In September 2017, the Company also entered into a two-year promissory note with a board member of the Company bearing interest of 10% per annum with a principal face value of $500,000. In connection with this promissory note, the Company expects to issue a five-year warrant to purchase a minimum of 50,000 shares of common stock at $3.00 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies can improve world agriculture by providing valuable solutions to challenges facing humanity including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model includes two primary business segments: 1) BAM-FX™, which is a cost effective, ionic nutrient delivery platform for plants that can deliver minerals and micronutrients systemically at the cellular level of a plant; and 2) Directed Selection™, which relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the ISS. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are separated between two primary wholly owned subsidiaries. BAM Agricultural Solutions, Inc., (“BAM Inc.”) oversees product introduction and business development through in-field trials and validation tests with crop growers and channel partners, product analysis through academic institutions and NASA, manufacturing, and sale of and agronomy support for our BAM-FX™ product. Zero Gravity Life Sciences Inc. (“ZGLS”) is responsible for any space research projects and life science applications of our technology. We believe that the separation of these functions and the corresponding allocation of management by expertise will enable us to improve our performance and provide focus on our different business activities.

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

During the second quarter of 2017, the Company continued its 2016 product marketing approach of developing channel partners, or distributors, for product distribution and leveraging their existing sales and marketing networks. In addition to working with channel partners’ growers, we continue to expand our introduction of BAM-FX™ to first-time growers through field validation, whereby specific expected crop results were identified at the inception of the validation process and upon achieving the expected result, a grower would agree to purchase the product. These validation trials are part of our business development effort and are expected to create BAM-FX™ brand name recognition while providing pull through business for current and prospective channel partners and company direct customers, thereby generating future revenue streams. In excess of 150 field validations are in process as of June 30, 2017.

During 2016, we executed an exclusive distribution agreement with a distributor in Paraguay. The distribution agreement is a three-year agreement with a minimum initial first-year order requirement of 74,000 gallons of BAM-FX™. Product delivery pursuant to the agreement was delayed until the second quarter 2017. In the second quarter of 2017, our distributor in Paraguay obtained product import approval from Servicio Nacional de Calidad y Sanidad Vegetal y de Semillas ("SENAVE"), the government agency overseeing agricultural imports. BAM-FX™ tests were successfully completed by the Paraguay Agricultural and Technological Center (CETAPAR) in January 2017. We began product shipment during the second quarter of 2017 and expect to recognized revenue from this distributor by the end of 2017.  We expect to provide ongoing business development and technical product support jointly with our Chilean branch to our channel partner in Paraguay during the remainder of 2017.

The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in South Africa, Indonesia, Brazil, Colombia, China, Philippines, Haiti and India. The Company expects to conduct its international operations through in-country established businesses with which a distribution agreement has been executed. Currently, distribution agreements are in place for Paraguay, South Africa and Philippines. The Company directly supports operating expenses including personnel related expenses for market development, sales and distribution in Chile and business development efforts in Paraguay.

Our targeted domestic channel partners are, in general, large agricultural product distributors with which the Company has executed or expects to execute a distribution agreement. Four domestic distribution agreements with agricultural product distributors in Pennsylvania, Ohio and California have been executed, including an agreement with Pinnacle Agriculture Distribution, Inc. ("Pinnacle"). The agreement with Pinnacle includes three distribution outlets in California. The number of outlet locations is expected to increase during the remainder of 2017. Pinnacle is a multifaceted agricultural retail distribution business with operations including agricultural chemicals, fertilizer bulk handling and precision agricultural services. Pinnacle services growers across the United States. The other three channel partners service regional growers in Ohio and Pennsylvania.

During the second quarter of 2017, the Company continued to move its grower's return on investment sales and marketing approach beyond yield benefits to include benefits associated with yield uniformity, consistent timing of crop maturation, plant stability for efficient harvesting and geopolitical reasons, primarily internationally focused. The results from a number of our 2017 validation trials are expected to justify the return on investment calculations.

During 2016, the Company directed its research to obtain technical third-party product validation, through studies with academic institutions and NASA-Ames Research Center, pursuant to the Company’s Reimbursable Space Act Agreement, RSAA.  Preliminary results from NASA ARC biomass studies through the first quarter of 2017 show indications that BAM-FX™ applications increased photosynthetic efficiency within the plant leaf structure wherein light energy is converted into biomass and increased plant nitrogen use efficiency which increases the plant’s biomass production per unit of nitrogen, thereby  reducing the amount of nitrogen needed for biomass production. These findings are significantly beneficial to our product commercialization efforts. We expect to continue funding the RSAA during 2017; however, due to lack of financial resources, ongoing research has been deferred beyond the second quarter of 2017 until adequate funding is available.

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

During 2015, our chief scientist began developing new formulations of BAM-FX™ to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulations address known plant deficiencies of boron, manganese, magnesium and iron and can be manufactured to include all or numerous combinations of these elements. The new formulations have been tested by an independent laboratory verifying the existence of, and ability to, combine those elements. We expect to further develop these formulations in a laboratory setting, perform efficacy trials on new formulations, and scale production during 2017, with the intent of adding several new specialized products to our current product offering during fiscal 2018.

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

During 2016, the Company commenced a new private offering of up to $10,000,000 of the Company’s securities. The offering consists of 3,333,333 common shares for $3.00 per common share. Proceeds from the offering were $1,359,000 with offering costs of $92,640 for the period ended June 30, 2017.

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

Results of Operations

For the three-months ended	June 30,	June 30,
	2017	2016	$ Change	% Change

Revenue	$61,000	$15,000	$46,000	306.7%

Cost of revenue	12,000	3,000	9,000	300.0%

Gross profit	50,000	12,000	38,000	316.7%
Operating expenses	1,448,000	1,630,000	182,000	11.2%

Loss from operations	(1,399,000)	(1,618,000)	219,000	13.5%

Other income / (expense)	(13,000)	(68,000)	55,000	80.9%

Net loss	$(1,412,000)	$(1,686,000)	$274,000	16.3%

Net loss per share - basic and diluted	$(0.04)	$(0.04)	$0.00	0.0%

For the six-months ended	June 30,	June 30,
	2017	2016	$ Change	% Change

Revenue	$61,000	$20,000	$41,000	205.0%

Cost of revenue	12,000	3,000	9,000	300.0%

Gross profit	49,000	17,000	32,000	188.2%
Operating expenses	4,229,000	3,667,000	(562,000)	(15.3)%

Loss from operations	(4,180,000)	(3,650,000)	(530,000)	(14.5)%

Other income / (expense)	(27,000)	(136,000)	109,000	80.1%

Net loss	$(4,207,000)	$(3,786,000)	$(421,000)	(11.1)%

Net loss per share - basic and diluted	$(0.11)	$(0.10)	$(0.01)	(10.0)%

Revenue for the three-months ended June 30, 2017 was $61,000, an increase of $46,000 or 306.7% over $15,000 for the three-months ended June 30, 2016. Revenue for the six-months ended June 30, 2017 was $61,000, an increase of $41,000 or 205.0% over $20,000 for the six-months ended June 30, 2016. Revenue is generated both from sales to our channel partners, or distributors and directly to growers who have completed trials in multiple crop-growing seasons and realized positive crop attributes from applying BAM-FX™ to their crops. A majority of our efforts during the six months ended June 30, 2017 supported channel partners’ through promotion, education, and technical support in use and application of our product by commercial end users or for additional validation trials. We expect to realize ongoing revenue from sales to channel partners as we provide sales and technical product support to replenish their inventory.

For the three-months and six-months ended June 30, 2017, cost of revenue was $12,000, an increase of $9,000 over $3,000 reported during the same periods in 2016 or 300.0%. The increase in cost of revenue is directly related to our increase in revenue for the three and six-months ended June 30, 2017 over 2016.

Operating expenses decreased by $182,000 to $1,448,000 for the three-months ended June 30, 2017 compared to $1,630,000 for the three-months ended June 30, 2016, or 11.2%. The decrease in operating expense is primarily due to a decrease in equity compensation of $473,000; a decrease in R&D expenses of $84,000; a decrease in shipping expenses of $16,000; and a decrease in legal expense of $36,000 for services related to the Company’s intellectual property and general corporate matters; offset by an increase in sales, marketing and technical employee related and consultant expense for commercial product introduction, ongoing product validation trials and collection of and analysis of trial results of $348,000; an increase in automobile, travel and meals expense of $9,000 due to an increase in marketing activity; an increase in audit expense of $35,000; and, an increase in insurance expense of $34,000 primarily due to an increase in directors and officers and product liability expense. Non-cash equity compensation paid to consultants, board members and employees included in general and administrative expense was $135,000 for the three-months ended June 30, 2017 a decrease of $353,000 compared to $488,000 for the three-month period ended June 30, 2016.

Operating expenses increased by $562,000 to $4,229,000 for the six-months ended June 30, 2017 compared to $3,667,000 for the six-months ended June 30, 2016, or 15.3%. The increase in operating expense is primarily due to a decrease in equity compensation of $898,000; a decrease in R&D expenses of $115,000; a decrease in shipping expenses of $43,000; and a decrease in legal expense of $119,000 for services related to the Company’s intellectual property and general corporate matters, offset by an increase in sales, marketing and technical employee related and consultant expense for commercial product introduction, ongoing product validation trials and collection of and analysis of trial results of $635,000; an increase in bad debt expense of $24,000; an increase in automobile, travel and meals expense of $12,000 due to an increase in marketing activity; an increase in audit expense of $83,000; an increase in insurance expense of $62,000 primarily due to an increase in directors and officers and product liability expense; and an increase in inducement expense of $927,000 due to warrant conversions. Non-cash equity compensation paid to consultants, board members and employees included in general and administrative expense was $525,000 for the six-months ended June 30, 2017 a decrease of $898,000 compared to $1,423,000 for the six-month period ended June 30, 2016

Other expense for the three-month ended June 30, 2017 decreased by $55,000 to $13,000 from $68,000 for the three-months ended June 30, 2016. Other expense for the six-month period ended June 30, 2017 decreased by $109,000 to $27,000 from $136,000 for the six-months ended June 30, 2016. The decrease in other expense is primarily due to interest expense and accretion of debt discount in connection with the 8.5% Promissory Note executed on July 16, 2015, with a related party.

Net loss for the three-months ended June 30, 2017 decreased by $274,000 to $1,412,000 from net loss of $1,686,000 for the three-months ended June 30, 2016. The decrease in net loss is primarily due to an increase in gross profit of $38,000; a decrease in operating expenses of $182,000 and a decrease in other expenses of $55,000. Net loss for the six-months ended June 30, 2017 increased by $421,000 to $4,207,000 from net loss of $3,786,000 for the six-months ended June 30, 2016. The increase in net loss is primarily due to an increase in operating expenses of $562,000 offset by an increase in gross profit of $32,000 and a decrease in other expenses of $109,000.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the period ended June 30, 2017 increased by $262,000 to $2,456,000 from $2,194,000 for six-months ended June 30, 2016. The increase in net cash used in operating activities is primarily due to an increase in net loss of $421,000; an decrease in accounts receivable of $59,000; and a net decrease in accounts payable of $122,000, included in changes in operating assets and liabilities offset by a decrease in other current assets of $98,000 and an increase in non-cash equity compensation, amortization of debt discount and warrant inducement expense of $109,000.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six-months ended June 30, 2017 of $5,000 decreased $41,000 from the six-months ended June 30, 2016 of $46,000 due to a decrease in cash used to purchase equipment and acquire intellectual property.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $797,000 to $2,287,000 for the six-months ended June 30, 2017 from $1,490,000 for the six-months ended June 30, 2016. The increase in net cash provided by financing activities is due primarily to an increase in the proceeds from the exercise of warrants from related parties of $1,185,000 and decrease in offering costs of $25,000 offset by a decrease in proceeds from the sale of common stock of $325,000, an increase in payment of offering costs for related party exercise of warrants of $34,000 and an increase in payments on notes payable of $54,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2017 business plan may exceed $450,000 per month primarily due to an increase in connection with our work with NASA through the SAA, additional personnel and personnel-related costs to develop domestic and international markets for the sale of our product, BAM-FX™ and improvements to our manufacturing facility and process. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the June 30, 2017 consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect we will need to operate the business through mid-2018. The Company is active in its fundraising, and subsequent to June 30, 2017, the Company received gross proceeds of $670,500 from the sale of shares of common stock pursuant to a private offering begun during fiscal 2016.

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

In July 2015, a Director advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares. In July 2017, the maturity date of this loan was further extended to July 2018. There were no changes to other terms of the note.

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

Cash on Hand

As of June 30, 2017, the Company had a cash balance of $59,000 compared to a cash balance of $232,000 at December 31, 2016.

Total assets were $983,000 and $1,075,000 at June 30, 2017 and December 31, 2016, respectively. Working capital (deficit) was $(635,000) and $(594,000) at June 30, 2017 and December 31, 2016, respectively. The decrease in working capital (deficit) of $41,000 during the period was primarily due to cash used in operating activities of $2,456,000 offset by cash provided by the sale of common stock and exercise of warrants, net of offering expenses of $2,418,000. Total stockholders’ equity decreased by $31,000 to a deficit of ($220,000) at June 30, 2017 from a deficit of ($189,000) at December 31, 2016.

Outlook

Required Capital Over the Next Year

Since our product, BAM-FX™, is new in the agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. We will need additional funding to cover 2017 expenses. Subsequent to June 30, 2017 through September 13, 2017, we issued 200,333 shares of common stock pursuant to our private offering for $600,999 in gross proceeds.

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

On March 16, 2017, the Company also entered into an agreement with a second member of its Board of Directors whereby 400,000 previously issued warrants were exercised in exchange for the issuance of 400,000 shares of the Company's common stock and a cash payment to the Company of $600,000. In connection with the transaction, the Company issued a new five-year warrant to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share.

In August 2017, the Company entered into a two-year promissory note bearing interest of 10% and received $100,000.

In September 2017, the Company entered into a two-year promissory note bearing interest of 10% and received $500,000.

Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will not be sufficient to cover our future operating costs through the third quarter of 2017; however, the Company is actively working on continued fundraising activities in order to continue operations through 2017 and into 2018.

The sales cycle for new products, including our product BAM-FX™, in agriculture markets is a minimum of two to three growing seasons. We have completed, domestically, two growing seasons and with certain growers, three growing seasons of validation trials and testing as a commercial product and believe that positive trial results on growers’ crops have contributed to product awareness and initial revenue. We expect our international market sales cycle will follow a similar timeframe. However, as important as the positive trial results are, third-party validation of the product’s performance and scientific proof of the product’s performance predictability and consistency, which provides the basis to compute grower’s return on investment, are equally important to our channel partners in their purchasing decisions. The scientific studies commencing in 2016 with NASA under our RSAA concluded during the second quarter of 2017. Observations from these studies include positive physiological plant function from BAM-FX applications.  Continuing NASA's work during the second year of the RSAA could provide a scientific understanding of these observations.  We expect to continue funding the RSAA during 2017; however, due to lack of financial resources, that research has been deferred until adequate funding is available.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the second quarter of 2017, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that (i) information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms and (ii) our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no additional changes to internal controls other than those previously reported.

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

During October 2015, we commenced a new private offering of up to $10,000,000 of our securities. The $10,000,000 offering consists of 8,000,000 Units at $1.25 per Unit each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2. The Company executed a side letter to investors in the original offering to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the new offering. Through June 30, 2017, the Company issued 4,936,000 shares of common stock and 4,936,000 warrants to purchase an additional share of the Company’s common stock pursuant to this offering (which includes the retroactive adjustment for the May 2015 offering).

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities. The offering consists of 3,333,333 shares of the Company’s common stock at $3.00. During the six-months ended June 30, 2017, the Company issued 1,243,000 shares of common stock. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 27,020 common shares with an exercise price of $3.00 per common share to the Company’s placement agent. For the year ended December 31, 2016, the Company issued 221,667 shares of common stock. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 11,083 common shares with an exercise price of $3.00 per common share to the Company’s placement agent.

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

On March 16, 2017, the Company also entered into an agreement with a second member of its Board of Directors whereby 400,000 previously issued warrants were exercised in exchange for the issuance of 400,000 shares of the Company's common stock and a cash payment to the Company of $600,000. In connection with the transaction, the Company issued a new five-year warrant to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

In August 2017, the Company entered into a two-year promissory note with an employee of the Company bearing interest of 10% per annum with a pricipal face value of $100,000. In connection with this promissory note, the Company expects to issue a five-year warrant to purchase a minimum of 10,000 shares of common stock at $3.00 per share. In September 2017, the Company also entered into a two-year promissory note with a board member of the Company bearing interest of 10% per annum with a principal face value of $500,000. In connection with this promissory note, the Company expects to issue a five-year warrant to purchase a minimum of 50,000 shares of common stock at $3.00 per share.

ITEM 6. EXHIBITS

10.1	Promissory Note, dated August 24, 2017 issued to Kenneth R Barnett

10.2	Promissory Note, dated September 1, 2017 issued to Michael T. Smith

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: September 13, 2017	By:	/s/ Timothy A. Peach
Timothy A. Peach, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer
(Principal Accounting Officer)

27