Form 10-Q
period 2017-09-30
Zero Gravity Solutions, Inc.
filed 2017-11-17
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒ Form 10-K 12/31/2016; Form 10-Q 3/31/2017; Form 10-Q 6/30/2017

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 17, 2017, the issuer had 40,772,597 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$130,309	$232,394
Accounts receivable, trade, net	34,055	121,747
Other current assets	97,323	282,409
Inventory	82,611	33,401

Total current assets	344,298	669,951

Property and equipment - net	110,055	119,057

OTHER ASSETS

Deposit	4,617	3,617
Intellectual property, net	11,830	5,500
Advance on future royalties - related parties	311,950	277,038
Total other assets	328,397	286,155

TOTAL ASSETS	$782,750	$1,075,163

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$681,848	$480,853
Accounts payable- related party	101,541	75,000
Deferred compensation, related party	12,500	12,500
Note payable - related party	500,000	500,000
Note payable	-	195,355
Total current liabilities	1,295,889	1,263,708

LONG TERM LIABILITIES
Notes payable - related parties net of discount of $59,928	540,072	-
Total long term liabilities	540,072	-

TOTAL LIABILITIES	1,835,961	1,263,708
Commitments

STOCKHOLDERS' DEFICIT

Common stock; 100,000,000 shares authorized, at $0.001 par value, 40,266,264 and 38,973,264 shares issued and outstanding, respectively	40,473	38,973
Additional paid-in capital	21,018,081	16,126,129
Accumulated deficit	(22,111,765)	(16,353,647)

Total stockholders' deficit	(1,053,211)	(188,545)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$782,750	$1,075,163

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
REVENUE
Sale of Goods	$4,355	$16,174	$65,545	$36,488
Total revenue	4,355	16,174	65.545	36,488
COST OF REVENUE
Cost of goods sold	157	1,015	10,263	3,663
Royalty expense	218	809	2,092	1,825
Total cost of revenue	375	1,824	12,355	5,488
GROSS PROFIT	3,980	14,350	53,190	31,000

OPERATING EXPENSES
General and administrative	1,492,884	1,583,678	5,623,117	5,036,518
Research and development	41,041	133,195	140,030	347,360
Total operating expenses	1,533,925	1,716,873	5,763,147	5,383,878
LOSS FROM OPERATIONS	(1,529,945)	(1,702,523)	(5,709,957)	(5.352.878)
OTHER INCOME (EXPENSE)
Other income	-	441	-	2,511
Interest expense	(18,386)	(12,308)	(45,101)	(37,132)
Accretion of debt discount	(2,673)	(9,339)	(2,673)	(122,631)
Foreign currency loss	(387)	-	(387)	-
Total other income (expense)	(21,446)	(21,206)	(48,161)	(157,252)
NET LOSS	$(1,551,391)	$(1,723,729)	$(5,758,118)	$(5,510,130)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.04)	$(0.15)	$(0.14)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	40,323,242	38,751,597	38,948,632	38,495,040

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,758,118)	$(5,510,130)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,414	11,441
Amortization expense	646	-
Common stock issued for services	150,000	25,000
Warrants issued for services	655,128	11,899
Stock options issued as compensation	108,388	1,678,118
Amortization of debt issuance costs	2,673	122,631
Warrant modification expense	926,885	-
Changes in operating assets and liabilities:
Accounts receivable	87,693	7,257
Other current assets	(19,685)	(9,180)
Prepaid expenses	204,771	100,039
Advance on future royalties - related parties	(34,912)	(55,115)
Inventory	(49,210)	(6,624)
Deposit	(1,000)	3,117
Accounts payable and accrued expenses	227,537	248,026

Net cash used in operating activities	(3,480,791)	(3,373,521)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire intellectual property	(6,976)	-
Cash paid to purchase equipment	(9,412)	(73,331)

Net cash used in investing activities	(16,388)	(73,331)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(195,355)	(128,481)
Proceeds from exercise of warrants – related party	1,185,000	-
Payment of offering costs - related party	(33,750)	-
Proceeds of notes payable and warrants - related party	600,000	-
Proceeds from sale of common stock	1,977,999	1,717,500
Payment of offering costs	(138,800)	(151,500)

Net cash provided by financing activities	3,395,094	1,437,519

NET DECREASE IN CASH	(102,085)	(2,009,333)

CASH AT BEGINNING OF PERIOD	232,394	2,851,118

CASH AT END OF PERIOD	$130,309	$841,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$45,101	$12,086

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as direct offering costs	$168,268	$152,575

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

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

The Company owns proprietary technology for its first commercial product, BAM-FX™ that can boost the nutritional value and enhance the immune system of food crops without the use of Genetic Modification. The Company’s focus is the commercialization of BAM-FX™ in both domestic and international markets. The Company’s headquarters are located in Boca Raton, Florida.

The Company operates through two wholly owned subsidiaries: BAM Agricultural Solutions, Inc. and Zero Gravity Life Sciences, Inc., both Florida corporations formed by the Company in 2014.

Going Concern and Management’s Plans

The Company has a limited operating history, recurring losses from operations and a working capital deficiency at September 30, 2017.  At September 30, 2017, the Company had approximate cash balances of $130,000, a working capital deficiency of $(952,000), total stockholders’ deficit of $(1,053,000) and an accumulated deficit of $(22,112,000). To date, the Company has in large part relied on equity financing to fund its operations.  The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory, contract research and technical marketing personnel related expenses are incurred. The Company estimates that the costs associated with the execution of its 2017 business plan may exceed $450,000 per month, with limited or no revenue in certain months, or for an extended period of time. Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these September 30, 2017 consolidated financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing effort must be devoted to those distributors to insure the product is properly utilized and validated by end users. Financial resources are required to carry receivable balances due from the distributors and assist with end user validation and acceptance. To fund these capital needs, the Company has and continues to raise capital through a private placement offering in connection with its investment banker and through its internal efforts. If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its business development activities or cease operations.  The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs and expense levels. Subsequent to September 30, 2017, the Company raised approximately $300,000 through its private placement and received $500,000 from the issuance of an unsecured promissory note to a trust which a member of its Board of Directors is a beneficiary of (Note 8).

Management’s strategic plans include the following:

- continuing to advance commercialization of the Company’s principal product, BAM-FX™ in both domestic and international markets;

- pursuing additional capital raising opportunities;

- continuing to explore and execute prospective partnering or distribution opportunities; and

- identifying unique market and product application opportunities that represent potential positive cash flow.

Basis of Presentation

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for complete financial statements. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments and an adjustment to prior period results (Note 2)) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2017, are not necessarily indicative of results for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value. Inventory consisted of:

	September 30,	December 31,
	2017	2016
Raw materials	$23,920	$9,081
Finished product	44,741	5,082
Consignment inventory	13,950	19,238
Total Inventory	$82,611	$33,401

Concentration of Credit Risk

The Company at September 30, 2017 maintained its cash balance with two major national financial institutions. The bank balance at September 30, 2017 did not exceed the FDIC limits.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

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

The Company determined that no reserve for estimated product returns and allowances was necessary during the three and nine month periods ended September 30, 2017 and 2016. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

At September 30, 2017, three customers accounted for 88.2% of total accounts receivable each representing 47.9%, 27.3% and 12.9% respectively. During the three months ended September 30, 2017, two customers accounted for 94.0% of net sales, each representing 79.1%, and 14.9% respectively. During the nine months ended September 31 2017 three customers accounted for 69.0% of net sales, Each of these customers represented 33.6%, 22.9% and 13.0% respectively. At December 31, 2016, five customers accounted for 99.4% of accounts receivable. Each of these five customers represented 40.3%, 24.1%, 13.0%, 11.7%, and 10.3%, respectively. During the three months ended September 30, 2017 one customer accounted for 50% of net sales for the nine months ended September 30, 2016, two customers accounted for 40.3% of net sales, each representing 22.0% and 18.4%, respectively.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. The Company has an allowance for doubtful accounts of $0 and $83,697 as of September 30, 2017 and December 31, 2016.

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

SEPTEMBER 30, 2017

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

Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants and stock options are not considered in the calculation as the impact of the potential common shares (the weighted average being approximately 12,944,000 shares and 12,205,000 three-months ended September 30, 2017 and 2016 respectively and 12,581,000 and 11,279,000 shares for the nine months ended September 30, 2017 and 2016 respectively), would be to decrease the net loss per share.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable. The difference in the expected income tax benefit and no benefit recorded for the three and nine months ended September 30, 2017 and 2016 is due to an increase in the valuation allowance.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation - ”Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. ASU 2016-09 also provides entities with the option to elect an accounting policy to continue to estimate forfeitures of stock-based awards over the service period (current GAAP) or account for forfeitures when they occur. Under ASU 2016-09, previously unrecognized excess tax benefits should be recognized using a modified retrospective transition. In addition, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement, as well as changes in the computation of weighted-average diluted shares outstanding, should be applied prospectively. ASU 2016-09 is effective beginning in the first quarter of 2017. During the first quarter of 2017, the Company adopted ASU 2016-09 and elected to account for the forfeiture of awards as they occur, with no material impact.

NOTE 2 – EMPLOYEE STOCK-BASED COMPENSATION ADJUSTMENT TO PRIOR PERIOD RESULTS

In preparing the Company's December 31, 2016 consolidated financial statements, the Company determined that an error was made in the calculation of stock-based compensation expense under ASC 718 for certain awards granted after January 1, 2016. The error related to management's estimate of the fair value of the Company's common stock used in its Black-Scholes option pricing model. The Company had recorded non-cash compensation expense based upon the then current private placement price of $1.25 per share.  The $1.25 price that was used during 2016 did not fully consider other observable inputs and valuation techniques to determine a supportable price per share; therefore, management re-evaluated such inputs and determined that the fair value per common share should have been a range of $0.78 - $1.25 for those awards throughout the third quarter of 2016 and $0.63 - $1.25 for the nine months ended September 30, 2016. The error resulted in an approximate overstatement of stock-based compensation expense of $263,000 in the third quarter of 2016 and $1,604,000 for the nine months ended September 30, 2016. The Company assessed the materiality of this misstatement in the 2016 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any interim period. In accordance with SAB 108, the Company has adjusted the quarter ended September 30, 2016 financial statements. There was no impact to total stockholders' equity or cash flows.

	Three Months Ended September 30, 2016
	As Originally Reported	Adjustment	As Corrected

General and administrative expenses	$1,846,000	$(263,000)	$1,583,000

Loss from operations	$(1,965,000)	$263,000	$(1,702,000)

Net loss	$(1,986,000)	$263,000	$(1,723,000)

Basic and diluted earnings (loss) per share	$(0.05)	$0.01	$(0.04)

	Nine months Ended September 30, 2016
	As Originally Reported	Adjustment	As Corrected

General and administrative expenses	$6,640,000	$(1,604,000)	$5,036,000

Loss from operations	$(6,956,000)	$1,604,000	$(5,352,000)

Net loss	$(7,114,000)	$1,604,000	$(5,510,000)

Basic and diluted earnings (loss) per share	$(0.18)	$0.04	$(0.14)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2017	December 31, 2016
Computer equipment	$15,332	$15,332
Equipment and furniture	132.929	123,517
Leasehold improvements	7,593	7,593
	155,854	146,442
Accumulated depreciation	(45,799)	(27,385)
Property and equipment - net	$110,055	$119,057

Depreciation expense for the three-month periods ended September 30, 2017 and 2016 was $6,274 and $4,803, respectively. Depreciation expense for the nine-month periods ended September 30, 2017 and 2016 was $18,414 and $11,441, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable

In July 2015, a Director advanced the Company $500,000.  Interest at a rate of 8.5% is payable quarterly, and the note was originally due in July 2016. In connection with the note, the Company issued five-year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3 per share. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. For the three and nine months ended September 30, 2016, accretion of the debt discount was $9,339 and $122,631, respectively. The accretion of debt discount is presented in other expenses on the statements of operations. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification was determined to not be material. During the three and nine months ended September 30, 2017, $10,625 and $21,014 was recorded as interest expense, respectively, and $10,625 is included in accounts payable at September 30, 2017. In July 2017, the maturity date of the note was extended to July 2018, the other terms of this note including the conversion feature remain the same.

In August 2017, the Company issued an unsecured promissory note to its in-house corporate council in the principal face amount of $100,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note shall be repaid in full plus all unpaid interest by August 2019. In connection with the note, the Company issued five-year warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants was recorded resulting in debt discount of $10,435 upon execution of the promissory note. For the three and nine months ended September 30, 2017, accretion of the debt discount was $529. The accretion of debt discount is presented in other expenses on the statements of operations.

In September 2017, the Company issued an unsecured promissory note to a member of its Board of Directors in the principal face amount of $500,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note shall be repaid in full plus all unpaid interest by September 2019. In connection with the note, the Company issued five-year warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $52,166 upon execution of the promissory note. For the three and nine months ended September 30, 2017, accretion of the debt discount was $2,144. The accretion of debt discount is presented in other expenses on the statements of operations.

The quarterly accrued interest payment for the June quarter end was not paid timely on the July 2015 note to a Director. The Director has waived the provision of the agreement in regards to default, and the interest payments have been made and brought current.

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

Sales subject to the royalty agreement were $4,355 and $16,174 for the three-month periods ended September 30, 2017 and 2016, respectively, and $65,545 and $36,488 for the nine months ended September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017, and December 31, 2016, $311,950 and $277,038 of prepaid royalties, respectively, are available to be offset against future royalty obligations.

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

Payable to Former Director

An obligation of $75,000 is payable to a former Director for past consulting services. This obligation is unsecured and non-interest bearing and is included in accounts payable at September 30, 2017 and December 31, 2016, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

NOTE 5 – COMMITMENTS

Lease Commitments

The Company leases its offices and building space under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its warehouse in Okeechobee, which began September 1, 2016 and will expire August 31, 2018. The future minimum lease payments are $43,551 for 2017 and $27,734 for 2018. Lease expense was $26,521 and $19,097 for the three months ended September 30, 2017 and 2016, respectively. Lease expense was $46,626 and $37,433 for the nine months ended September 30, 2017 and 2016, respectively.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company shall provide funding and reimbursement for the costs incurred by NASA ARC under the SAA, but shall own any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of the agreement. For the three-months ended September 30, 2017 and 2016, $0 and $94,205 respectively, were expensed under the agreement. For the nine months ended September 30, 2017 and 2016, $29,610 and $249,934 respectively, were expensed under the agreement.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

NOTE 6 – NOTE PAYABLE

The Company had an outstanding note payable from financing corporate insurance premiums. The note carried a rate of interest of 6.5% and was fully paid during September 2017.

NOTE 7 – EQUITY

Common Stock

Private placement offerings

During the nine months ended September 30, 2017, the Company issued 659,333 shares of common stock pursuant to its October 2016 private offering for $3.00 per share. Proceeds from the offering were $1,977,999 with offering costs of $138,800. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase up to 44,916 common shares with an exercise price of $3.00 per common share to the placement agent. These warrants are included in additional paid in capital as non-cash offering costs of $52,762.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

Common stock issued for services

During the nine months ended September 30, 2017, the Company received services valued at $150,000, and issued 50,000 shares of common stock.  This expense is included in general and administrative expenses.

During the nine months ended September 30, 2016, the Company issued for services, 20,000 shares of common stock with a value of $25,000.

The Company measured and recognized the fair value of the transactions described above based upon the fair value of the non-employee consideration received, which was determined to be more reasonably measurable.

Warrants

During the nine months ended September 30, 2017, the Company issued fully vested, non-forfeitable warrants to purchase up to 555,000 common shares at an exercise price of $3.00 per common share to employees and consultants for services. The estimated fair value of $655,128 was based upon the following management assumptions: expected dividends of 0, volatility of 138.4-148.4%, risk-free interest rates of 1.63% - 2.05%, and expected life of the warrants of 5 years.

During the nine months ended September 30, 2016, the Company issued fully vested, non-forfeitable warrants to purchase up to 10,000 common shares at an exercise price of $2.00 per common share to employees and consultants for services. The estimated fair value of $11,899 was based upon the following management assumptions: expected dividends of 0, volatility of 184.2%, risk-free interest rates of 1.38%, and expected life of the warrants of 5 years.

On July 16, 2015, Michael Smith, a Board member, received a 5-year cashless warrant to purchase up to 350,000 shares of common stock (at $3.00 per share) as additional consideration for a loan he made to the Company. On March 1, 2017, the Company and Mr. Smith entered into an Amendment No. 1 to the prior warrant, pursuant to which (a) the exercise price was decreased to $1.50 per share for that portion of the prior warrant to be exercised by Mr. Smith on such date and (b) the exercise of the prior warrant was to be on a cash basis. Subsequent to the execution of Amendment No.1, on March 1, 2017, Mr. Smith fully exercised the prior warrant. As a result of the prior warrant exercise, Mr. Smith received 350,000 shares of the Company's common stock in exchange for a cash payment of $525,000. As additional consideration for Mr. Smith's entry into Amendment No. 1 and exercise of the prior warrant, on March 1, 2017, the Company issued to Mr. Smith another five-year warrant (the "New Smith Warrant") to purchase up to 350,000 shares of the Company's common stock at an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $402,000 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 1.89%, and expected life of the warrants of 5 years.

On February 19, 2016, Diamond B Capital, LLC (“Diamond B”) received from the Company a five-year warrant to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Prior Diamond B Warrant”). Alexander M. Boies, a member of the Company’s Board of Directors, holds membership interests representing a 12% ownership interest in Diamond B. On March 16, 2017, the Company also entered into an Amendment No. 1 to the Prior Diamond B Warrant (the “Prior Diamond B Warrant Amendment”), pursuant to which the exercise price was decreased to $1.50 per share for that portion of the Prior Diamond B Warrant to be exercised by Diamond B on such date. Subsequent to the execution of the Prior Diamond B Warrant Amendment, on March 16, 2017, Diamond B fully exercised the Prior Diamond B Warrant (the “Prior Diamond B Warrant Exercise”). As a result of the Prior Diamond B Warrant Exercise, Diamond B received 400,000 shares of the Company’s common stock in exchange for a cash payment of $600,000. As additional consideration for Diamond B's entry into the Prior Diamond B Warrant Amendment and exercise of the Prior Diamond B Warrant, on March 9, 2017, the Company issued to Diamond B another five-year warrant (the "New Diamond B Warrant") to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $463,000 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 1.89%, and expected life of the warrants of 5 years.

On February 27, 2017, an employee exercised a five-year warrant to purchase 40,000 shares of common stock, which had an original exercise price of $2.00 per share, at an exercise price of $1.50 per share for a cash payment of $60,000.  In addition, the employee was given a five-year warrant to purchase up to 40,000 shares of common stock with an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $46,000 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 2.05%, and expected life of the warrants of 5 years.

The modifications to the exercise price of the warrants are considered a conversion incentive, resulting in an expense (including the expense of the new warrants) of $926,885, recorded as general and administrative expense and additional paid in capital in the period ended June 30, 2017.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2017:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate Intrinsic
	Warrants	Exercise Price	(in Years)	Value
Outstanding – January 1, 2017	9,664,733	$1.44	3.5	$2,606,698
Granted	599,916	3.00
Granted	790,000	4.50
Exercised	(790,000)	(1.50)
Cancelled/Forfeited	-	-
Outstanding and exercisable - September 30, 2017	10,264,649	$2.97	3.0	$2,861,010

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on September 30, 2017.

Stock incentive plan options

In November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares under the Plan. During the nine months ended September 30, 2017, the Company granted options to purchase up to 60,000 shares of common stock to employees and officers. The estimated fair value of $70,411 was based upon the following management assumptions: expected dividends of $0, volatility of 148.4%, risk-free interest rates of 1.89%-1.93%, and expected life of the options of 5 years.

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in Years)	Value
Outstanding – January 1, 2017	2,755,000	$1.25	8.7	$192,850
Granted	60,000	3.00
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - September 30, 2017	2,815,000	$1.29	9.5	$412,500
Exercisable - September 30, 2017	2,752,500	$1.22	9.4	$412,500

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company issued 100,000 shares of common stock pursuant to its October 2016 private offering. Proceeds from the issuance were $300,000 with offering costs of $24,000. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 7,000 common shares with an exercise price of $3.00 per common share to the placement agent.

On October 30, 2017, the Company issued to Rio Vista Investments, LLC, a Nevada limited liability company (“Rio Vista”), (i) an unsecured promissory note in the principal face amount of $500,000 (the “Note”) and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock (the “Warrant”). The Note issued to Rio Vista bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to Rio Vista quarterly in cash. The Note shall be repaid in full by the Company, plus all unpaid interest, by October 26, 2019 (“Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or premium.

Additionally, the Company issued to Rio Vista a five-year Warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

Mr. Alexander Boies, a member of the Company’s board of directors, is a beneficiary of certain trusts that own Rio Vista.

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

The Company is focused on near-term revenue generation through the introduction of the Company’s first commercial product, BAM-FX™, to domestic and international agricultural markets. BAM-FX™, an ionic micro-nutrient delivery platform, is licensed in and registered for sale as a fertilizer application with thirty-two (32) domestic states and has been approved for import and commercial sales in Chile and Paraguay.  Commercial sales operations commenced in Chile during the first quarter of 2017 and commenced in Paraguay during the third quarter of 2017.

During the third quarter of 2017, the Company continued its 2016 product marketing approach of developing channel partners, or distributors, for product distribution and leveraging their existing sales and marketing networks. In addition to working with channel partners’ growers, we continue to expand our introduction of BAM-FX™ to first-time growers through field validation domestically, whereby specific expected crop results were identified at the inception of the validation process and upon achieving the expected result, a grower would agree to purchase the product. These validation trials are part of our business development effort and are expected to create BAM-FX™ brand name recognition while potentially providing pull through business for current and prospective channel partners and company direct customers, thereby generating future revenue streams. In excess of 150 field validations are in process as of September 30, 2017.

During 2016, we executed an exclusive distribution agreement with a distributor in Paraguay. The distribution agreement is a three-year agreement with a minimum initial first-year order requirement of 74,000 gallons of BAM-FX™. Product delivery pursuant to the agreement was delayed until the second quarter 2017. In the second quarter of 2017, our distributor in Paraguay obtained product import approval from Servicio Nacional de Calidad y Sanidad Vegetal y de Semillas ("SENAVE"), the government agency overseeing agricultural imports. BAM-FX™ tests were successfully completed by the Paraguay Agricultural and Technological Center (CETAPAR) in January 2017. We began product shipment during the second quarter of 2017 and anticipate recognizing revenue from this distributorby the end of 2017.  We have not recognized the revenue through September 30, 2017 as the Company has not yet determined that collectability is reasonable assured. We expect to provide ongoing business development and technical product support jointly with our Chilean branch to our channel partner in Paraguay during the remainder of 2017.

The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in Indonesia, Brazil, Colombia, China, Philippines, Haiti and India. The Company expects to conduct its international operations through in-country established businesses with which a distribution agreement has been executed. Currently, distribution agreements are in place for Paraguay, South Africa and Philippines. The Company directly supports operating expenses including personnel related expenses for market development, sales and distribution in Chile and business development efforts in Paraguay.

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

During the third quarter of 2017, the Company continued to move its grower's return on investment sales and marketing approach beyond yield benefits to include benefits associated with yield uniformity, consistent timing of crop maturation, plant stability for efficient harvesting and geopolitical reasons, primarily internationally focused. The results from a number of our 2017 validation trials are expected to justify the return on investment calculations.

During 2016, the Company directed its research to obtain technical third-party product validation, through studies with academic institutions and NASA-Ames Research Center, pursuant to the Company’s Reimbursable Space Act Agreement, RSAA.  Preliminary results from NASA ARC biomass studies through the first quarter of 2017 show indications that BAM-FX™ applications increased photosynthetic efficiency within the plant leaf structure wherein light energy is converted into biomass and increased plant nitrogen use efficiency which increases the plant’s biomass production per unit of nitrogen, thereby  reducing the amount of nitrogen needed for biomass production. These findings are significantly beneficial to our product commercialization efforts. We expect to continue funding the RSAA during 2017; however, due to lack of financial resources, ongoing research has been deferred beyond the third quarter of 2017 until adequate funding is available.

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

The Company manufactures BAM-FX™ in its production facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. In February 2017, the Company hired a manufacturing plant manager, an experienced biochemical engineer, and expects to make ongoing process and quality assurance and control improvements and equipment modifications to existing equipment to enhance efficiencies. The Company expects to engineer, design and add a continuous flow processing manufacturing facility in the Western United States to service expected demand from customers in that region and the Asia Pacific area. Engineering, design and construction are expected to begin during fiscal 2018 contingent upon product demand.

During 2015, our chief scientist began developing new formulations of BAM-FX™ to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation. The new formulations address known plant deficiencies of boron, manganese, magnesium and iron and can be manufactured to include all or numerous combinations of these elements. The new formulations have been tested by an independent laboratory verifying the existence of, and ability to, combine those elements. We expect to further develop these formulations in a laboratory setting, perform efficacy trials on new formulations, and scale production during 2018, with the intent of adding several new specialized products to our current product offering during fiscal 2018.

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

During 2016, the Company commenced a new private offering of up to $10,000,000 of the Company’s securities. The offering consists of 3,333,333 common shares for $3.00 per common share. Proceeds from the offering were $1,977,999 with offering costs of $138,800 for the period ended September 30, 2017.

We have generated nominal revenues from our operations thus far and expect that product sales will increase significantly in 2018 primarily through our domestic and international channel partners.

We cannot, however, guarantee we will be successful in generating significant revenue for the remainder of 2017 or the beginning of 2018 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must execute our 2018 business plan and realize revenues expected.

Results of Operations

For the three-months ended	September 30,	September 30,	$	%
	2017	2016	Change	Change

Revenue	$4,000	$16,000	$(12,000)	75.0%

Cost of revenue	-	2,000	2,000	(100.0)%

Gross profit	4,000	14,000	(10,000)	71.4%
Operating expenses	1,534,000	1,717,000	183,000	10.7%

Loss from operations	(1,530,000)	(1,703,000)	173,000	20.7%

Other income / (expense)	(21,000)	(21,000)	-	-%

Net loss	$(1,551,000)	$(1,724,000)	$173,000	10.0%

Net loss per share - basic and diluted	$(0.04)	$(0.04)	$-	-%

For the nine months ended	September 30,	September 30,	$	%
	2017	2016	Change	Change

Revenue	$66,000	$37,000	$29,000	78.3%

Cost of revenue	12,000	6,000	(6,000)	(100.0)%

Gross profit	54,000	31,000	23,000	74.1%
Operating expenses	5,763,000	5,384,000	(379,000)	(7.0)%

Loss from operations	(5,709,000)	(5,353,000)	(356,000)	(6.7)%

Other income / (expense)	(48,000)	(157,000)	109,000	69.4%

Net loss	$(5,758,000)	$(5,510 ,000)	$(248,000)	(4.5)%

Net loss per share - basic and diluted	$(0.15)	$(0.14)	$(0.01)	7.1%

Revenue for the three-months ended September 30, 2017 was $4,000, a decrease of $12,000 or 75.0% over $16,000 for the three-months ended September 30, 2016. Revenue for the nine months ended September 30, 2017 was $66,000, an imcrease of $29,000 or 78.3% over $37,000 for the nine months ended September 30, 2016. Revenue is generated both from sales to our channel partners, or distributors and directly to growers who have completed trials in multiple crop-growing seasons and realized positive crop attributes from applying BAM-FX™ to their crops. A majority of our efforts during the nine months ended September 30, 2017 supported channel partners’ through promotion, education, and technical support in use and application of our product by commercial end users or for additional validation trials. We expect to realize ongoing revenue from sales to channel partners as we provide sales and technical product support to replenish their inventory.

For the three-months ended September 30, 2017, cost of revenue was $0 a decrease of $2,000 or 100% over $2,000 for the three months ended September 31, 2016. For the nine months ended September 30, 2017, cost of revenue was $12,000, an increase of $6,000 over $6,000 reported during the same period in 2016 or 100.0%. The increase in cost of revenue is directly related to our changes in revenue for the three and nine months ended September 30, 2017 over 2016.

Operating expenses decreased by $183,000 to $1,534,000 for the three-months ended September 30, 2017 compared to $1,717,000 for the three-months ended September 30, 2016, or 10.7%. The decrease in operating expense is primarily due to a decrease in non-cash equity compensation of $96,000; a decrease in R&D expenses of $127,000; a decrease in shipping expenses of $10,000; and a decrease in legal expense of $109,000 for services related to the Company’s intellectual property and general corporate matters; offset by an increase in sales, marketing and technical employee related and consultant expense for commercial product introduction, ongoing product validation trials and collection of and analysis of trial results of $55,000; an increase in audit expense of $64,000; an increase in bad debt expense of $16,000 and, an increase in insurance expense of $33,000 primarily due to an increase in directors and officers and product liability expense.

Operating expenses increased by $379,000 to $5,763,000 for the nine months ended September 30, 2017 compared to $5,384,000 for the nine months ended September 30, 2016, or 7.0%. The increase in operating expense is primarily due to a decrease in non-cash equity compensation of $994,000; a decrease in R&D expenses of $243,000; a decrease in shipping expenses of $51,000; a decrease in office expense, supplies and equipment of $33,000; and a decrease in legal expense of $227,000 for services related to the Company’s intellectual property and general corporate matters, offset by an increase in sales, marketing and technical employee related and consultant expense for commercial product introduction, ongoing product validation trials and collection of and analysis of trial results of $703,000; an increase in bad debt expense of $40,000; an increase in rent expense of $19,000; an increase in audit expense of $146,000; an increase in insurance expense of $95,000 primarily due to an increase in directors and officers and product liability expense; and an increase in non-cash inducement expense of $927,000 due to warrant conversions.

Other expense for the nine-month period ended September 30, 2017 decreased by $109,000 to $48,000 from $157,000 for the nine months ended September 30, 2016. The decrease in other expense is primarily due to a decrease in interest expense and accretion of debt discount in connection with the 8.5% Promissory Note executed on July 16, 2015, with a related party.

Net loss for the three-months ended September 30, 2017 decreased by $173,000 to $1,551,000 from net loss of $1,724,000 for the three-months ended September 30, 2016. The decrease in net loss is primarily due to a decrease in gross profit of $10,000; a decrease in operating expenses of $183,000. Net loss for the nine months ended September 30, 2017 increased by $248,000 to $5,738,000 from net loss of $5,510,000 for the nine months ended September 30, 2016. The increase in net loss is primarily due to an increase in operating expenses of $379,000 offset by an increase in gross profit of $23,000 and a decrease in other expenses of $109,000.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the period ended September 30, 2017 increased by $107,000 to $3,481,000 from $3,374,000 for nine months ended September 30, 2016. The increase in net cash used in operating activities is primarily due to an increase in net loss of $248,000; an increase in accounts receivable of $70,000; and a net increase in accounts payable and accrued expenses of $228,000, included in changes in operating assets and liabilities offset by a decrease in other current assets of $116,000 and an increase in non-cash equity compensation, amortization of debt discount and warrant inducement expense of $5,000.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 of $16,000 decreased $57,000 from the nine months ended September 30, 2016 of $73,000 due to a decrease in cash used to purchase equipment and acquire intellectual property.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $1,958,000 to $3,395,000 for the nine months ended September 30, 2017 from $1,438,000 for the nine months ended September 30, 2016. The increase in net cash provided by financing activities is due primarily to an increase in the proceeds from the exercise of warrants from related parties of $1,185,000, an increase in proceeds from notes payable of $600,000, a decrease in offering costs of $13,000 and an increase in proceeds from the sale of common stock of $260,000 offset by an increase in payment of offering costs for related party exercise of warrants of $34,000 and an increase in payments on notes payable of $67,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2017 business plan may exceed $425,000 per month for the remainder of the fiscal year and into fiscal 2018 primarily due to maintaining personnel, personnel-related costs and consultant expenses to develop domestic and international markets for the sale of our product, BAM-FX™. The Company continues to analyze its operating expenses and has begun to reduce those expenses in the third and fourth quarters of 2017. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the September 30, 2017 consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect we will need to operate the business through 2018.

The Company is active in its fundraising, and subsequent to September 30, 2017, the Company received gross proceeds of $300,000 from the sale of shares of common stock pursuant to a private offering begun during fiscal 2016. In October 2017, the Company issued an unsecured promissory note to a member of the Company’s Board of Directors in the principal face amount of $500,000.

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

Cash on Hand

As of September 30, 2017, the Company had a cash balance of $130,000 compared to a cash balance of $232,000 at December 31, 2016.

Total assets were $782,000 and $1,075,000 at September 30, 2017 and December 31, 2016, respectively. Working capital (deficit) was $(952,000) and $(594,000) at September 30, 2017 and December 31, 2016, respectively. The decrease in working capital (deficit) of $358,000 during the period was primarily due to cash used in operating activities of $3,481,000 offset by cash provided by the sale of common stock, loan proceeds and exercise of warrants, net of offering expenses of $3,590,000; a increase in payments of notes payable of $67,000 and an decrease in cash paid to acquire assets and intellectual property. Total stockholders’ equity decreased by $864,000 to a deficit of ($1,053,000) at September 30, 2017 from a deficit of ($189,000) at December 31, 2016.

Outlook

Required Capital Over the Next Year

Since our product, BAM-FX™, is new in the agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. We will need additional funding to cover 2017 expenses. Subsequent to September 30, 2017 through November 17, 2017, we issued 100,000 shares of common stock pursuant to our private offering for $300,000 in gross proceeds.

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

In October 2017, the Company entered into a two-year promissory note bearing interest of 10% and received $500,000.

Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will not be sufficient to cover our future operating costs through the fourth quarter of 2017; however, the Company is actively working on fundraising activities in order to continue operations through 2017 and into 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the third quarter of 2017, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that (i) information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms and (ii) our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. For discussion of material weaknesses refer to the December 31, 2016, Form 10-K item 9A, the material weaknesses have not been fully remediated.

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

Changes in Internal Controls Over Financial Reporting

There have been no additional changes to internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the exchange act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During October 2015, we commenced a new private offering of up to $10,000,000 of our securities. The $10,000,000 offering consists of 8,000,000 Units at $1.25 per Unit each unit consisting of one share of the Company’s common stock and a five-year warrant to purchase an additional share of the Company’s common stock at $2. The Company executed a side letter to investors in the original offering to retroactively adjust the terms of the Company’s May 2015 offering with the terms of the new offering. Through September 30, 2017, the Company issued 4,936,000 shares of common stock and 4,936,000 warrants to purchase an additional share of the Company’s common stock pursuant to this offering (which includes the retroactive adjustment for the May 2015 offering).

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities. The offering consists of 3,333,333 shares of the Company’s common stock at $3.00. During the nine months ended September 30, 2017, the Company issued 1,243,000 shares of common stock. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 27,020 common shares with an exercise price of $3.00 per common share to the Company’s placement agent. For the year ended December 31, 2016, the Company issued 221,667 shares of common stock. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 11,083 common shares with an exercise price of $3.00 per common share to the Company’s placement agent.

Subsequent to September 30, 2017 through November 17, 2017, the Company issued 100,000 shares of common stock pursuant to the Company’s private offering. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 7,000 common shares with an exercise price of $3.00 per common share to the Company’s placement agent.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

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

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: November 17, 2017	By:	/s/ Timothy A. Peach
Timothy A. Peach, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer
(Principal Accounting Officer)