Form 10-Q
period 2018-03-31
Zero Gravity Solutions, Inc.
filed 2018-10-30
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒ The Company has not filed its Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2018.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒ See above

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2018, the issuer had 40,954,115 shares of common stock issued and outstanding.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of property and equipment, the allowance for doubtful accounts and stock based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$44,423	$13,862
Accounts receivable, net	563	1,393
Prepaid expenses	167,288	216,139
Inventory	68,193	68,643

Total current assets	280,467	300,037

Property and equipment - net	98,011	104,590

OTHER ASSETS

Deposits	4,817	4,617
Intellectual property	11,086	11,458
Advance on future royalties - related parties, net	-	319,441
Total other assets	15,903	335,516

TOTAL ASSETS	$394,381	$740,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and other payables	$659,139	$693,695
Accounts payable, related party	82,500	80,097
Accrued interest	7,083	2,500
Accrued interest, related party	50,544	32,250
Deferred compensation, related party	12,500	12,500
Convertible Note payable - related party	500,000	500,000
Note payable	154,822	204,419
Total liabilities (all current)	1,466,588	1,525,461

LONG TERM LIABILITIES
Note payable, net of discount of $22,340 and $18,218	277,660	181,782
Notes payable, related parties, net of discount of $168,306 and $97,796	1,831,694	1,002,204
Total long-term liabilities	2,109,354	1,183,986
Total Liabilities	3,575,942	2,709,447

Commitments (Note 4)

STOCKHOLDERS' DEFICIT

Common stock; 100,000,000 shares authorized, at $0.001 par value, 40,705,731 and 40,650,397 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	40,706	40,650
Additional paid-in capital	22,334,630	21,970,266
Accumulated deficit	(25,556,897)	(23,980,220)

Total stockholders' deficit	(3,181,561)	(1,969,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$394,381	$740,143

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months Ended March 31,
	2018	2017
REVENUE
Sale of Goods	$3,470	$255
Total Revenue	3,470	255
COST OF REVENUE
Cost of Goods Sold	377	21
Royalty Expense	173	13
Total Cost of Revenue	550	34
GROSS PROFIT	2,920	221

OPERATING EXPENSES
General and administrative	1,409,696	2,705,198
Research and development	84,817	76,381
Total operating expenses	1,494,513	2,781,579
LOSS FROM OPERATIONS	(1,491,593)	(2,781,358)
OTHER INCOME (EXPENSE)
Interest expense	(61,099)	(13,946)
Accretion of debt discount	(23,642)	-
Loss on disposal of asset	(343)	-
Total other income (expense)	(85,084)	(13,946)
NET LOSS	$(1,576,677)	$(2,795,304)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	40,671,851	40,042,764

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,576,677)	$(2,795,304)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,235	6,107
Amortization expense	372	138
Bad debt expense	4,060	-
Common stock issued for services	-	150,000
Warrants issued for services	57,570	283,039
Stock options issued as compensation	71,254	76,644
Loss on disposal of asset	343	-
Advance on future royalties - related parties reserve	123,560	-
Impairment expense	203,208	-
Amortization of debt discounts	23,642	-
Warrant modification expense	-	926,885
Changes in operating assets and liabilities:
Accounts receivable, trade	(3,230)	92,670
Prepaid expenses	48,851	60,110
Advance on future royalties - related parties	(7,327)	(21,992)
Inventory	450	(47,394)
Deposit	(200)	(200)
Accounts payable, related party	2,403	-
Accounts payable and other payables	(34,556)	(2,114)
Accrued interest, related party	18,294	-
Accrued interest	4,584	-

Net cash used in operating activities	(1,057,164)	(1,271,411)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(49,597)	(65,118)
Payments of notes payable - related party	(100,000)	-
Proceeds from exercise of warrants – related party	-	1,185,000
Payment of offering costs - related party	(27,000)	(33,750)
Proceeds of notes payable	100,000	-
Proceeds of notes payable – related party	1,000,000	-
Proceeds from sale of common stock	166,002	688,500
Payment of offering costs	(1,680)	(53,400)

Net cash provided by financing activities	1,087,725	1,721,232

NET INCREASE IN CASH	30,561	449,821

CASH AT BEGINNING OF PERIOD	13,862	232,394

CASH AT END OF PERIOD	$44,423	$682,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Income Taxes	$-	$-
Interest	$61,099	$13,946

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as equity direct offering costs	$377	$22,970
Warrants issued as debt discount	$71,274	$-

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

Going Concern and Management’s Plans

The Company has a working capital deficiency as of March 31, 2018, and a loss from operations and negative cash flows from operating activities for the quarter then ended. At March 31, 2018, the Company had an approximate cash balance of $44,000, and a working capital deficiency of approximately $(1,186,000), and had a loss from operations of approximately $(1,577,000), and negative cash flows from operating activities of approximately $(1,057,000) for the quarter then ended. To date, the Company has relied on equity financing and has entered into related and non-related party promissory notes to fund its operations. The Company has also issued stock-based compensation in exchange for services. Although the Company intends to raise additional capital, the Company expects to continue to incur losses from operations and have negative cash flows from operating activities for the near-term and these losses could be significant as product development, regulatory, contract research, and technical marketing personnel related expenses are incurred. Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these March 31, 2018 unaudited condensed consolidated financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has satisfied its obligations using cash from successful capital raising efforts through March 31, 2018, however there are no assurances that such successful efforts will continue for up to a year after these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing effort must be devoted to those distributors to insure the product is properly utilized and validated by end users. To fund these capital needs, the Company has and continues to raise capital through private placement offerings in connection with its investment banker and through its internal efforts, as well as raising funds through issuances of debt. Subsequent to March 31, 2018, the Company has raised approximately $2,350,000 in debt financing and approximately $745,000 through the sale of common stock (Note 7). If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs and expense levels.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Interim Financial Statements

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended March 31, 2018 and 2017, our cash flows for the three months ended March 31, 2018 and 2017, and our financial position as of March 31, 2018 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the period ended December 31, 2017 as filed with the SEC on August 13, 2018. The December 31, 2017 balance sheet is derived from those statements.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts and other receivables, inventory reserves and classifications, amortization period and recoverability of intangible assets, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Segment Reporting

The Company views its operations and manages its business as one reportable segment. As a result the consolidated financial statements presented within, relate to our principal operating segment.  Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2018 and 2017.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value. Inventory consisted of:

	March 31,	December 31,
	2018	2017
Raw materials	$23,562	$23,562
Finished product	44,631	45,081
Total Inventory	$68,193	$68,643

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

Impairment of Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.”  This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Concentration of Credit Risk

The Company believes that its credit risk exposure is limited. The Company has never suffered a loss due to excess balances.

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

March 31, 2018

(Unaudited)

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

As the Company's common stock is not traded in an active market, the Company estimates the fair value of its common stock (used in its Black Scholes option pricing model) pursuant to ASC 820. This estimation process maximizes the use of observable inputs, including the quoted price of the Company's common stock in an inactive market, the price of the Company's common stock determined in connection with transactions in the Company's common stock, and an income approach to valuation (a discounted cash flow technique that considers the future cash flows).

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

Revenue recognition and accounts receivable

We recognize revenues from the sale of agricultural biotechnology products to distributors and customers pursuant to the provisions of ASC 606, “Revenue Recognition”.

Revenues for agricultural chemical products are recognized when title to the products is transferred which may be upon shipment to the customer or receipt by the customer of the product. We recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services.

When amounts are billed to customers for shipping and handling fees they are included in net sales, and the related costs incurred by the company for the delivery of invoiced goods are classified as cost of goods sold in our Statements of Operations.

The Company determined that no reserve for estimated product returns and allowances was necessary during the three months ended March 31, 2018 and 2017. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

At March 31, 2018, two customers accounted for 100% of total accounts receivable. Each of these customers represented 85.8%, and 14.2%, respectively. During the period ended March 31, 2018, two customers accounted for 100% of net sales 75% and 25% respectively. 0% of sales for the quarter were to customers outside of the U.S.

At December 31, 2017, three customers accounted for 100% of total accounts receivable. Each of these three customers represented 46.5%, 34.9% and 18.6%, respectively. During the period ended March 31, 2017, one customer accounted for 22.8% of net sales.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. The allowance for doubtful accounts as of March 31, 2018 and December 31, 2017 was $0 and $32,663, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Cost of sales

Cost of sales is comprised of material costs, invoiced shipping costs and royalty expense.

Warrants

The Company recognizes the cost of warrants issued with debt as debt discount in the consolidated financial statements which is recorded at the warrants relative fair value which is measured based on the grant date fair value of the award. The Company estimates the fair value of each warrant at the grant date by using the Black-Scholes option pricing model.

Stock based compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements which is measured based on the grant date fair value of the award. Stock based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. The expense resulting from employee and share-based payments is recorded in general and administrative expense in 2018 and 2017.

The Company also grants share-based compensation awards to non-employees for service provided to the Company. The Company measures and recognizes the fair value of such transactions based on the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Loss per Share

Loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted earnings loss per share is calculated by dividing the Company’s net income (loss) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants, stock options and convertible debt are not considered in the calculation as the impact of the potential common shares (totaling 13,550,332, shares and 14,044,842 shares for the periods ended March 31, 2018 and December 31, 2017, respectively), would be to decrease net loss per share.

Research and Development

Research and development costs are charged to expense as incurred.

Warranty Expense

The Company's distribution agreements provide for a warranty on products sold. As sales under such distribution agreements have been nominal through 2018 and 2017, there has been no warranty expense in 2018 or 2017. A provision for estimated future warranty costs is to be recorded as cost of sales when products are shipped, and warranty costs are to be based on historical trends in warranty charges as a percentage of gross product shipments. A resulting accrual is to be reviewed regularly, and periodically adjusted to reflect changes in warranty cost estimates.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The Company does not have an accrual for uncertain tax positions as of March 31, 2018 and December 31, 2017.  The Company files corporate income tax returns with the Internal Revenue Service and the States where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 31, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods ended March 31, 2018 or 2017.

Reclassifications

Certain amounts in the December 31, 2017 balance sheet have been reclassified from accounts payable, related party to accrued interest, related party to conform to the March 31, 2018 presentation.  This reclassification had no effect on current liabilities in either period presented.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, “Revenue from Contracts with Customers” which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Financial Position. The standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2017. The Company has finalized its assessment of ASC 606 and determined there will be no material effect on our financial position and results of operations. The timing and amount of revenue recognized based on the new standard is consistent with the revenue recognition policy under previous guidance, however, certain additional financial statement disclosures will be required beginning with 2018 reporting, including additional disaggregated view of revenue. We have adopted the new standard effective January 1, 2018, using the modified retrospective transition method.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016- 02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not finalized the analysis to determine the effect of the standard, but believes that it will not have a material impact on the statement of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features in ASC 470-20.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

	March 31, 2018	December 31, 2017
Computer equipment	$14,418	$15,332
Equipment and furniture	133,940	133,940
Leasehold improvements	7,593	7,593
	155,951	156,865
Accumulated Depreciation	(57,940)	(52,275)
Property and Equipment - Net	$98,011	$104,590

Depreciation expense for the period ended March 31, 2018 and 2017 was $6,235 and $6,107, respectively

NOTE 3 – RELATED PARTY NOTES AND TRANSACTIONS

Convertible Note Payable

In July 2015, member of the Company’s Board of Directors advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification was determined to not be material. During 2017, $42,500 was recorded as interest expense and $10,625 was included in payables at December 31, 2017. During 2017, the maturity date of the note was extended to July 2018 and then extended again in 2018 to July 2019. For the three months ended March 31, 2017 and 2018, the Company recorded interest expense of $10,389 and $10,625 respectively on the note and it is recorded in accrued interest - related party. The note is included in the current liabilities section of the unaudited consolidated balance sheets.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Notes Payable
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value
August 2017	$100,000	$10,434	$3,131	$92,695
September 2017	$500,000	$52,166	$15,148	$462,982
October 2017	$500,000	$50,229	$10,665	$460,436
January 2018	$100,000	$3,831	$3,831	$-
January 2018	$500,000	$50,590	$5,678	$455,088
March 2018	$200,000	$20,281	$555	$180,274
March 2018	$200,000	$20,279	$498	$180,219
	$2,000,000	$203,980	$35,674	$1,831,694

In August 2017, the Company issued an unsecured promissory note to its in-house corporate counsel in the principal face amount of $100,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note is payable in full plus all unpaid interest by August 2019. In connection with the note, the Company issued five-year warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $10,435 upon execution of the promissory note. For the period ended March 31, 2018, accretion of the debt discount was $1,287, included in other expenses on the statements of operations.

In September 2017, the Company issued an unsecured promissory note to a member of its Board of Directors in the principal face amount of $500,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The note is payable in full plus all unpaid interest by September 2019. In connection with the note, the Company issued five-year warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $52,166 upon execution of the note. For the three months ended March 31, 2018, accretion of the debt discount was $6,431, included in other expenses on the statements of operations.

In October 2017, the Company issued to Rio Vista Investments, LLC, a Nevada limited liability company (“Rio Vista”), (i) an unsecured note in the principal face amount of $500,000 and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock. The note issued to Rio Vista bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to Rio Vista quarterly in cash. The note is payable in full by the Company, plus all unpaid interest, by October 26, 2019. Prepayment of all unpaid principal and interest may be made by the Company prior to the date of maturity without penalty or premium. Additionally, the Company issued to Rio Vista a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $50,229 upon execution of the promissory note.  For the three months ended March 31, 2018, accretion of the debt discount was $6,193, included in other expenses on the statements of operations. A member of the Company’s Board of Directors is a beneficiary of certain trusts that own Rio Vista.

In January 2018, the Company issued an unsecured note to its in-house corporate counsel in the principal face amount of $100,000.  The note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note was paid during the three month period ended March 31, 2018. In connection with the note, the Company issued five-year warrants to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $3,831 upon execution of the note. For the period ended March 31, 2018, accretion of the debt discount was $3,831, included in other expenses on the statements of operations.

On or about January 17, 2018, the Company received $500,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured note dated January 16, 2018, maturing on October 26, 2019, in the principal face amount of $500,000, and (b) a warrant dated January 18, 2018 to purchase up to 50,000 shares of the Company’s common stock. A member of the Company’s Board of Directors is a beneficiary of certain trusts that own Rio Vista, the holder of this note and warrant. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by October 26, 2019. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the date of maturity, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under such note, based on the full principal amount. In addition to the foregoing, the Company must repay the note to Rio Vista Investments, LLC within 30 days of the date the Company possesses an amount of cash equal to the outstanding balance of principal and interest due under the note plus an amount reasonably anticipated to be necessary to operate the Company over the succeeding 6 months. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $35,590 upon execution.  The Company also incurred $15,000 in lender fees. For the three months ended March 31, 2018, accretion of the debt discount and lender fees was $5,678, included in other expenses on the statements of operations.

On or about March 8, 2018, the Company received $200,000 from an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated March 8, 2018 and (b) a warrant dated March 9, 2018 to purchase up to 20,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 7, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $14,281 upon execution.  The Company also incurred $6,000 in lender fees. For the three months ended March 31, 2018, accretion of the debt discount and lender fees was $555, included in other expenses on the statements of operations.

On or about March 12, 2018, the Company received $200,000 from Boies Partners, Inc. (“BPI”), an accredited investor, and in exchange the Company issued to BPI (a) an unsecured promissory note dated March 12, 2018, and (b) a warrant dated March 12, 2018 to purchase up to 20,000 shares of the Company’s common stock. Alex Boies, a member of our Board of Directors, has no financial interest in or control over BPI and does not otherwise have any beneficial ownership in any securities owned by BPI, but BPI is owned by a family member of Alex Boies. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 11, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $14,279 upon execution.  The Company also incurred $6,000 in lender fees. For the three months ended March 31, 2018, accretion of the debt discount and lender fees was $498, included in other expenses on the statements of operations. This note further provides that within 30 days of receipt of payment of any amount principal outstanding under the note, (the "Conversion Window") the note holder shall have the right to convert any portion of such payment into the Company’s common stock at the lesser of $3.00 per share or the lowest price per share of any sale by the Company of its common stock occurring between the date of the note and the end of the Conversion Window. This note was subsequently repaid during the quarter ended June 30, 2018. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

Sales subject to the royalty agreement were $3,470 and $255 for the periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, and December 31, 2017, $0 and $319,441 of prepaid royalties, respectively, are available to be offset against future royalty obligations. Management recorded an allowance for collectability of $123,560 during the three months ended March 31, 2018.

Included in advance of future royalties was $203,208 in legal fees relating to patent defense.  During the three months ended March 31, 2018, this amount was reclassified to an intangible asset patent defense fees and was determined to be impaired and charged to general and administrative expense.

Consulting Agreement

In March 2015, the Company entered into a consulting agreement with a former Director. The agreement had a term of six months and required payments of $200,000 of which $200,000 was recorded as a component of general and administrative expense in the 2015 statement of operations. An obligation of $75,000 was payable to the former Director and is included in accounts payable at March 31, 2018 and December 31, 2017.

NOTE 4 – COMMITMENTS

Lease Commitments

The Company leases its office, building and laboratory space under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its warehouse in Okeechobee, which began September 1, 2016 and will expire August 31, 2018. Lease expense was $54,325 and $6,942 for the periods ended March 31, 2018 and 2017, respectively.

License and Business Development Agreement

On February 20, 2018, BAM Agricultural Solutions, Inc. (“BAM”), a wholly-owned subsidiary of the Company, and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman (the “Lichtinger Group”) entered into a License and Business Development Agreement Mexico, effective as of February 13, 2018 (the “Agreement”). Following consummation of the Agreement, the Lichtinger Group began to form a company in Mexico, Agro Space Tech SA de CV de RV (“Agro Space”), to which BAM will receive a twenty percent (20%) equity ownership interest. The Lichtinger Group will contribute up to $500,000 in capital into Agro Space, with BAM having no initial capital requirement. If Agro Space requires more than the initial $500,000 capital contribution, BAM will have a right to contribute capital pro rata and maintain its ownership percentage. As of March 31, 2018 the formation of Agro Space has not been completed and the investment has not been made.

The Agreement provides Agro Space with the exclusive right to import, package, sell and distribute BAM’s product lines and promote its brand, as well as other “white label” brands as they are introduced, in the Mexican markets, and a limited manufacturing right to modify the presentation of BAM’s products and dilute such products, all during the term of the Agreement. BAM will retain the right to all of its intellectual property, including any materials produced in connection with the Agreement and BAM’s products, and Agro Space will have a royalty-free right to reproduce, translate, summarize or otherwise use such materials for the sole purpose of performing pursuant to the Agreement. The exclusivity of the rights licensed to Agro Space are conditioned upon (i) Agro Space meeting specified revenue targets beginning on the third anniversary following the successful completion of specified local trials through the tenth anniversary thereof; and (ii) the ability for Agro Space to expand the business to target and add a specified number of crops during each of the five (5) years following the successful completion of specified local trials.

In addition to BAM receiving an ownership interest in Agro Space, Zero Gravity Solutions, Inc. ("Company") received $100,000 from the Lichtinger Group following the execution of the Agreement, to purchase shares of the Company pursuant to the Company’s 2016 private offering of shares of its common stock for $3.00 per share. The Agreement further provides that Agro Space will pay to BAM up to $900,000, in the aggregate, upon reaching specified milestones based on completing government/academic trials and revenue hurdles.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company provides funding and reimbursement for the costs incurred by NASA ARC under the SAA, and owns any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750 in fiscal 2016, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. For the period ended March 31, 2018 and 2017, $0 and $29,610 respectively, was expensed to research and development expense pursuant to the SAA.

NOTE 5 – NOTES PAYABLE

The Company has an outstanding note payable for financing corporate insurance premiums. The original principle value was $223,707. The note carries a rate of interest of 7.5% and is due in November 2018. The note calls for eleven payments of $19,353. The balance at March 31, 2018 was $154,822.

Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value
December 2017	$200,000	$18,652	$2,733	$184,081
January 2018	$100,000	$7,124	$703	$93,579
	$300,000	$25,776	$3,436	$277,660

In December 2017, the Company received $200,000 from an investor, and in exchange the Company issued the investor (a) an unsecured promissory note dated December 14, 2017, maturing on December 13, 2019, in the principal face amount of $200,000, and (b) a warrant dated December 18, 2017 to purchase up to 50,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the debt and warrants recorded resulted in a debt discount of $18,652 upon execution of the promissory note. For the period ended March 31, 2018, accretion of the debt discount was $2,300, included in other expenses on the statements of operations.

On or about January 18, 2018, the Company received $100,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 19, 2018, maturing on January 18, 2020, in the principal face amount of $100,000, and (b) a warrant dated January 19, 2018 to purchase up to 10,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date (the “Maturity Date”). Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the Maturity Date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the debt and warrants recorded resulted in a debt discount of $7,124 upon execution of the promissory note. For the period ended March 31, 2018, accretion of the debt discount was $703, included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

NOTE 6 – EQUITY

2018 transactions:

Common Stock

Private placement offerings

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities for $3.00 per share of common stock. Pursuant to the 2016 offering, the Company sold 55,334 shares of common stock during the period ended March 31, 2018. Gross proceeds from the offering were $166,002, with offering costs of $1,680. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase up to490 shares of common stock with an exercise price of $3.00 per share to the placement agent. These warrants are netted in additional paid in capital as non-cash offering costs of the placement of $377.

Warrants

Warrants issued for services

During the period ended March 31, 2018, the Company issued fully vested, non-forfeitable five-year warrants to purchase up to 75,000 common shares at an exercise price of $3.00 per common share to consultants for services rendered. The value of those services was $57,570, which was recorded as general and administrative expense.

Warrants issued with debt

In connection with the issuance of a $100,000 unsecured promissory note dated January 18, 2018, the Company issued a warrant dated January 19, 2018 to purchase up to 10,000 shares of the Company’s common stock. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $7,124 upon execution of the promissory note.

Warrants issued with debt – related party

In January 2018, the Company issued to its in-house counsel, in connection with the issuance of an unsecured promissory note in the principal face amount of $100,000, a five-year warrant to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the warrant recorded was $3,831 upon execution of the promissory note.

In January 2018, the Company issued to Rio Vista a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share in connection with a $500,000 unsecured promissory note to its in-house corporate counsel. The relative fair value of the debt and warrants recorded resulted in debt discount of $35,590 upon execution of the promissory note.

In March 2018, in connection with issuance of a $200,000 unsecured promissory note to a member of its Board of Directors, the Company issued five-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $14,281 upon execution of the promissory note.

In March 2018, in connection with issuance of a $200,000 unsecured promissory note to an accredited investor, the Company issued five-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $14,279 upon execution of the promissory note.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The following is a summary of the Company’s warrant activity for the year ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	9,664,733	$1.53
Granted	1,838,442	2.01
Exercised	(790,000)	2.00
Cancelled/Forfeited	-	-
Outstanding and exercisable - December 31, 2017	10,713,175	$1.86	2.8	$2,606,698
Outstanding - January 1, 2018	10,713,175	$1.86
Granted	180,490	3.00
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding and exercisable - March 31, 2018	10,893,665	$1.88	2.6	$2,861,010

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on March 31, 2018.

Stock incentive plan options

In November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares under the Plan. During the three months ended March 31, 2018 the Company granted options to purchase up to 25,000 shares of common stock, to an employee with an exercise price of $1.25 per share and a term of 10 years. The estimated fair value of $19,208 of the grants for the three months ended March 31, 2108 was based upon the following management assumptions: For the period March 31, 2018, expected dividends of $0, volatility of 101.7% based on comparative volatility, risk free interest rates of 2.58%, and expected term of the options of 5 years.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. As the Company does not currently have reliably determined historic stock prices, the Company uses management estimates of stock value. The Company uses historical data, among other factors, to estimate the expected option life and the expected forfeiture rate. The Company estimates expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods.  For employee, consultant and director stock based compensation, the Company used management's fair value estimates of $1.21 for the period March 31, 2018.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The Company has elected to account for forfeitures as they occur.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	2,755,000	$1.25
Granted	440,000	3.00
Exercised	-	-
Cancelled/Forfeited	(30,000)	(1.25)
Outstanding - December 31, 2017	3,165,000	$1.49	8.5	$192,850
Exercisable - December 31, 2017	2,750,000	$1.27	8.2	$192,850
Outstanding - January 1, 2018	3,165,000	$1.25
Granted	25,000	3.00
Exercised	-	-
Cancelled/Forfeited	(700,000)	(1.25)
Outstanding - March 31, 2018	2,490,000	$1.58	8.4	$-
Exercisable - March 31, 2018	2,072,500	$1.33	8.2	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2018.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On May 2, 2018, the Company received $300,001 from an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated May 2, 2018, and (b) a warrant dated May 2, 2018 to purchase up to 30,000 shares of the Company’s common stock.  The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by May 1, 2020. Prepayment of all unpaid principal and interest may be made by the Company prior to the date of maturity, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount.

On April 24, 2018 the Company repaid its $200,000 debt obligation to Boies Partners, Inc. (See note 3)

Effective on June 28, 2018, the Company terminated its private offering of up to $10,000,000 of its securities, consisting of up to 3,333,333 shares of its common stock at $3.00 per share, which was initiated in October 2016. Subsequent to March 31, 2018, the Company issued 248,384 shares of common stock pursuant to the 2016 private offering.  Gross proceeds from the subsequent shares were $745,151, with offering costs of $24,000, and warrants issued to the placement agent to purchase up to 7,000 shares of common stock.

On June 29, 2018, the Company initiated a new private offering of its securities (the “June 2018 Offering”) to certain prospective accredited investors, including certain members of the Board of Directors and/or their respective affiliates, consisting of up to $2,000,000 of 10% secured convertible promissory notes (the “June 2018 Offering Notes”), and two-year warrants to purchase up to 2,000,000 shares of Common Stock at an exercise price of $1.00 per share (the “June 2018 Offering Warrants”). The offering terminated on July 31, 2018, and consisted of one or more closings.

On June 29, 2018, the Company received $1,000,000 from an affiliate of a member of our Board of Directors pursuant to the June 2018 Offering, and the Company issued a June 2018 Offering Note in exchange therefore, with a maturity date of June 28, 2020, and June 2018 Offering Warrants.  A second member of our Board of Directors provided additional funding of $250,000 on July 2, 2018 and an additional $250,000 on July 17, 2018, and the Company issued a June 2018 Offering Note in exchange therefore, with maturity dates of July 2, 2020 and July 17, 2020, respectively, and June 2018 Offering Warrants. In addition, the Company received, in the aggregate, $550,000 from seven other current shareholders, and issued June 2018 Offering Notes in exchange therefore, and June 2018 Offering Warrants.  Pursuant to the June 2018 Offering, the Company issued June 2018 Offering Notes having an aggregate principal balance of  $2,050,000, and June 2018 Offering Warrants to purchase, in the aggregate, up to 2,050,000 share of the Company’s common stock.

Subsequent to March 31, 2018, the Company issued fully vested, non-forfeitable five - year warrants to purchase 165,000 common shares at an exercise price of $3.00 per common share to consultants for services rendered

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on one primary business, generating revenue from agricultural application of BAM-FX™, a cost effective, micro-nutrient delivery platform for plants that efficiently delivers minerals and micro-nutrients to plants.  The Company's secondary business, Directed Selection™, relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the ISS. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are separated between two primary wholly owned subsidiaries. BAM Agricultural Solutions, Inc., (“BAM Inc.”) oversees product development, introduction and business development through in-field trials and validation tests with crop growers and channel partners, product analysis through academic institutions and NASA, manufacturing, and sale of and agronomy support for our BAM-FX™ product. Zero Gravity Life Sciences Inc. (“ZGLS”) is expected to be responsible for any future space research projects, life science applications of our technology and conducting research on future BAM Inc. product lines.

The Company is focused on near-term revenue generation through the introduction of the Company’s first commercial product, BAM-FX™, to domestic and international agricultural markets. BAM-FX™ is licensed in and registered for sale as a fertilizer application with forty-five (45) domestic states and has been approved for import and commercial sales in Chile, Paraguay, Colombia, Brazil and China. The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in Haiti, Philippines and India. International operations are conducted through in-country established businesses with which a distribution agreement has been executed.

The Company began domestic product trials on multiple crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014 and expanded field applications with those and additional trial participants in subsequent years. Our trials show significant yield, nutritional value and biomass improvements for crops treated. We continue to use validation trials with growers to increase our understanding of application rates and protocols for our product and show efficacy. These trials are critical in both market and product development. During the past four years, the Company increasingly focused on obtaining third-party validated results, through studies with academic institutions and NASA, in accordance with the Company’s SAA.

During 2016, the Company shifted domestic business development efforts from a direct to grower approach to developing business relationships with channel partners, in general, large agricultural product distributors with which the Company executed a distribution agreement. Three distribution agreements with agricultural product distributors in Ohio and California were signed during 2016 with three additional in 2017, expanding into Pennsylvania. These efforts have had limited success domestically, due to limited third party crop data from USDA agricultural extension or affiliated universities to support crop yield and performance predictability, combined economic factors including product pricing and risk aversion which, in some instances, did not result in sufficient return on investment for channel partners or growers, and slow adoption practices found within the agricultural industry. We believe slow adoption by channel partners is due to their perceived commitment risk based upon the Company’s lack of adequate capital and capital reserves to address long term operations and sustainability.

The Company began to see limited success penetrating domestic and international markets during 2017. Domestically, the agronomy team conducted in excess of one hundred and fifty grower trials to replicate positive results from prior years using established product protocols and to refine product protocols on a variety of crops in addition to a number of third party validated trials. We believe a number of growers and channel partners will place product orders during the fourth quarter of 2018 as BAM-FX™ gains a market foothold in California, Texas, Iowa, Kentucky and Pennsylvania. International trials were conducted in China, India, Paraguay, Colombia, Brazil and Chile during 2017. We believe positive results in soybean in Paraguay could generate revenue in 2018 through a channel partner in Paraguay. We expect to begin generating revenue in other countries during 2018 as a result of our 2017 trial results and expected positive results from trials in 2018.  Our ability to sell in international markets is dependent upon obtaining government approval for commercial import and sale in country and developing and maintaining strong working relationships with distributors in those countries.

We developed a ready to use, home and garden product, Gardener’s Choice, during 2017 for retail markets. Independent third parties successfully tested Gardener’s Choice for plant performance and consumer safety during 2018. During the fourth quarter of 2017, the Company showcased the product concept at a home and garden trade show and generated significant interest from prospective purchasers. During the first quarter of 2018, the Company introduced Gardener’s Choice directly to Ace Hardware retailers at their annual trade show. We have received positive feedback from retailers and expect to secure purchase commitments for the product during the fourth quarter of 2018.

We believe we will obtain state registration for sale in all states, complete promotional material for Gardener’s Choice and have product available for distribution during the fourth quarter of 2018.

To support commercialization and revenue generation efforts, the Company employs certified crop advisors and agronomists for the technical requirements of product introduction domestically and internationally. Reductions in our consulting agronomy staff occurred during the fourth quarter of 2017 due to curtailed operations in Chile, domestically due to our focus on specific geographies in Texas, California and the Midwest and targeted high value crops.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX™ and identify additional commercial markets and licensing opportunities for the product. During the first quarter of 2016, the Company executed a new five-year SAA with NASA ARC. The SAA gives the Company access to NASA scientists and laboratories, which assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets. We continued working with NASA ARC through the second quarter of 2017, however have not funded additional research pursuant to the SAA due to lack of adequate resources. We maintain our relationship with researchers and specialists and expect to continue research when resources are available.

The Company manufactures its product in a manufacturing facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. Our manufacturing plant manager is an experienced biochemical engineer. We have made process improvements and equipment modifications to existing equipment to enhance efficiencies and improve quality control and assurance though March 31, 2018. Our process improvements more closely align production with a continuous flow production process. The Company expects to engineer, design and build a scale model of a continuous flow process manufacturing facility during 2019 given financial resources are available.

We began developing new formulations of BAM-FX™ to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation in 2015. New formulations can include boron, manganese, magnesium and iron, which address known plant deficiencies. We believe formulations can be manufactured to include all or numerous combinations of these elements. Certain new formulations have been laboratory tested and these tests confirmed the ability to combine those elements.  Testing the efficacy of these formulations on field crops is expected to begin during the fourth quarter of 2018.

We successfully tested a dry formulation, which maintains the attributes of our product, during 2017. If the dry formulation produces the same efficacy as BAM-FX™, a concentrated liquid product, transportation and handling costs would be reduced significantly and we believe we could increase addressable markets due to lower cost to purchasers. We expect to continue developing new formulations and dry formulations in a laboratory setting, begin to perform efficacy trials and design a scale production process during the fourth quarter of 2018, with the intent of adding a number of new specialized products to our current product offering.

Although we have started and realized nominal product sales, we anticipate that in the near term, ongoing expenses, including product development, manufacturing process improvement, corporate administration and technical product support, will be funded primarily by proceeds from sales of our securities and debt.

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

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities consisting of 3,333,333 common shares for $3.00 per common share. Proceeds from the offering were $665,001 with offering costs of $53,200 as of December 31, 2017. During the three months ended March 31, 2018, proceeds from the offering were $166,002 with offering costs of $1,680.

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

Revenue Recognition

In accordance with ASC 606 we consider persuasive evidence of an arrangement to be a signed agreement, a binding contract with the customer or other similar documentation reflecting the terms and conditions under which products are sold. We recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. This recognition generally occurs when the product is shipped to or received by the customer.

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

As the Company's common stock is not traded in an active market, the Company estimates the fair value of its common stock (used in its Black Scholes option pricing model) pursuant to ASC 820. This estimation process maximizes the use of observable inputs, including the quoted price of the Company's common stock in an inactive market, the price of the Company's common stock determined in connection with transactions in the Company's common stock, and an income approach to valuation (discounted cash flow).

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

Results of Operations

For the quarter ended	March 31,	March 31,
	2018	2017	$ Change	% Change

Revenue	$3,470	$255	$3,215	1,260.8%

Cost of Revenue	550	34	516	1,517.6%

Gross Profit	2,920	221	2,699	1,221.3%
Operating Expenses	1,494,513	2,781,579	(1,287,066)	(46.3)%

Loss from Operations	(1,491,593)	(2,781,358)	1,289,765	46.4%

Other Income / (Expense)	(85,084)	(13,946)	(71,138)	(510.1)%

Net Loss	$(1,576,677)	$(2,795,304)	$1,218,627	43.6%

Net Loss per share - Basic and Diluted	$(0.04)	$(0.07)	$0.03	42.9%

Revenue for the period ended March 31, 2018 was $3,470, an increase of $3,215, or 1,260.8% over $255 for the period ended March 31, 2017. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. In general, growers are sensitive to perceived usage risks and any incremental cost associated with new agricultural products, generally continuing their use of traditional lower cost but less effective chelated zinc and copper products. The Company addressed its product pricing in 2017 and adjusted wholesale and retail prices during the first quarter of 2018 to provide growers a more compelling return on their product purchase.

For the period ended March 31, 2018, cost of revenue was $550, an increase of $516 over $34 reported during the same period in 2017. The increase in cost of revenue is directly related to our increase in revenue for the period ended March 31, 2018 over 2017.

Operating Expenses decreased by $1,287,066 to $1,494,513 for the period ended March 31, 2018 compared to $2,781,579 for the period ended March 31, 2017, or 46.3%. The decrease in operating expense is primarily due to $926,885 of expense for warrants issued as an inducement to convert previously issue warrants into common shares for the three months ended March 31, 2017 which were not reoccurring in 2018, a decrease of $380,957 of non-cash equity compensation paid to consultants, board members and employees, a decrease in audit fees of $54,878 and a decrease in employee and employee related benefits and travel expense of $232,176. These decreases were primarily offset by an increase in loss on royalty advance of $123,560 due to the need for an allowance for questionable collectability, an increase in impairment costs of $203,208 due to the impairment of intangible assets, an increase in rent expense of $34,221 due to the addition of a lab in California, and an increase in corporate insurance expense of $18,970.

Other Expense for the period ended March 31, 2018 increased by $71,138 to $85,084 from $13,946 for the period ended March 31, 2017. The increase in other expense is primarily due to an increase in interest expense of 47,153 offset by a decrease in accretion of debt discount of $23,642 in connection with the Company's promissory notes.

Net Loss for the period ended March 31, 2018 decreased by $1,218,627 to $1,576,677 from net loss of $2,795,304 for the period ended March 31, 2017. The decrease in net loss is primarily due to a decrease in operating expense for the period ended March 31, 2018 of $1,287,066, offset by an increase in gross profit of $2,699 and an increase in other expense of $71,138.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the period ended March 31, 2018 decreased by $214,000 to $1,057,000 from $1,271,000 for period ended March 31, 2017. The decrease in net cash used in operating activities is primarily due to an decrease in net loss of $1,218,000, a decrease in advance on future royalties of $138,000, and a decrease in inventory of $48,000 offset by a decrease in non-cash warrant modification expense of $927,000, a decrease in non-cash equity based compensation of $381,000 and a decrease in accounts receivable of $92,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $633,000 to $1,088,000 for the period ended March 31, 2018 from $1,721,000 for the period ended March 31, 2017. The decrease in net cash provided by financing activities is due primarily to a decrease in proceeds from exercise of warrants by related parties of $1,185,000 and a decrease in proceeds from sale of common stock net of payment of offering costs of $471,000 offset by an increase in proceeds from the issuance of notes payable to related parties of $900,000 and notes payable of $100,000, a decrease  in payment of notes payable of $16,000 and a decrease in payment of related party offering costs of $7,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2018 business plan may exceed $350,000 per month. This expense rate is primarily due to: an increase in costs of additional personnel, personnel-related costs and promotional expenses to develop markets for domestic and international sales of our product, BAM-FX™, our retail product, Gardner’s Choice, and our cannabis market product introduction; improvements to our manufacturing facility and processes; and, research and product development related expense for expansion of our product line, product improvement and dry formulation. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the March 31, 2018 consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect to be needed to operate the business through mid-2018. The Company is active in its fundraising, and subsequent to March 31, 2018, the Company has raised $2,350,000.

We filed a registration statement on Form 10 with the SEC that became effective in February 2015, which requires us to operate as a fully reporting public company. We expect to continue to incur additional personnel and professional costs associated with operating as a fully reporting public company. Accordingly, we have acknowledged the need to obtain additional funding to operate the Company and have continued to raise funds through a private offering.

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

Cash on Hand

As of March 31, 2018, the Company had a cash balance of approximately $44,000 compared to a cash balance of approximately $14,000 as of December 31, 2017.

Total assets were approximately $394,000 and $740,000 at March 31, 2018 and December 31, 2017, respectively. Working capital (deficit) was $(1,186,000) and $(1,225,000) at March 31, 2018 and December 31, 2017, respectively. The decrease in working capital deficit of $39,000 during the period was primarily due to cash used in operating activities of $1,057,000 offset by cash provided by financing activities of $1,088,000. Total stockholders’ deficit increased by $1,213,000 to $(3,182,000) at March 31, 2018 from $(1,969,000) at December 31, 2017.

Outlook

Required Capital Over the Next Year

Due to the fact that our product, BAM-FX™, is new in the agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. We will need additional funding to cover 2018 expenses. Subsequent to December 31, 2017 through June 30, 2018, we issued 303,718 shares of common stock pursuant to our private offering for approximately $911,000 in gross proceeds.

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

The First Note and Second Note shall collectively be referred to as the “January Notes”, and the First Warrant and Second Warrant shall collectively be referred to as the “January Warrants”. The Notes and Warrants were made on substantially the same terms, except as noted.

The January Notes bear interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holders thereof quarterly in cash. The January Notes are payable in full by the Company, plus all unpaid interest thereon, by their respective maturity dates (the “Maturity Date”). Prepayment of all unpaid principal and interest on each Note may be made by the Company prior to the Maturity Date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under such Note, based on the full principal amount. In addition to the foregoing, the Company must repay the First Note to Rio Vista Investments, LLC within 30 days of the date the Company possesses an amount of cash equal to the outstanding balance of principal and interest due under the Second Note plus an amount reasonably anticipated to be necessary to operate the Company over the succeeding 6 months. The January Warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share.

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

The Third Note and Fourth Note shall collectively be referred to as the “March Notes”, and the Third Warrant and Fourth Warrant shall collectively be referred to as the “March Warrants”. The Notes were made on substantially the same terms, except as noted. The Warrants were made on the same terms.

The March Notes bear interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holders thereof quarterly in cash. The March Notes are payable in full by the Company, plus all unpaid interest thereon, by March 7, 2020 and March 11, 2020, respectively (as per each, the “Maturity Date”). Prepayment of all unpaid principal due on each Note may be made by the Company prior to each such Note’s Maturity Date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under such Note, based on such Note’s principal balance as of the origination date. The Notes contains customary provisions for events of default and acceleration of sums due.

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

The March Warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share.

On February 20, 2018, BAM Inc. and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman (the “Lichtinger Group”) entered into a License and Business Development Agreement Mexico, effective as of February 13, 2018 (the “Agreement”). Following consummation of the Agreement, the Lichtinger Group formed a company in Mexico, Agro Space Tech SA de CV de RV (“Agro Space”), to which BAM will receive a twenty percent (20%) equity ownership interest. In addition to BAM receiving an ownership interest in Agro Space, Zero Gravity Solutions, Inc. ("Company") received $100,000 from the Lichtinger Group following the execution of the Agreement, to purchase shares of the Company pursuant to the Company’s 2016 private offering of shares of its common stock for $3.00 per share. The Agreement further provides that Agro Space will pay to BAM up to $900,000, in the aggregate, upon reaching specified milestones based on completing government/academic trials and revenue hurdles.

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

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the unaudited consolidated Financial Statements, included in Note 1.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any current or pending legal proceedings.

Item 1 A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The transaction below was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. All proceeds received in connection with any of the following transactions were used for general working capital purposes.

Under our 2016 private offering, the Company issued 55,334 shares of common stock during the period ended March 31, 2018. Gross proceeds from the offering were $166,002, with offering costs of $1,680. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 50,409 shares of common stock with an exercise price of $3.00 per share to the placement agent

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

ITEM 6. EXHIBITS

No.	Description of Exhibit	Note
3.1	Certificate of Incorporation, Amendments to Articles of Incorporation and Articles of Merger	(2)
3.2	Second Amended and Restated By-Laws of the Company	(3)
10.1	Promissory Note, dated January 16, 2018, issued by the Company to Rio Vista Investments, LLC.	(4)
10.2	Warrant, dated January 18, 2018, issued by the Company to Rio Vista Investments, LLC.	(4)
10.3	Promissory Note, dated January 19, 2018,	(4)
10.4	Warrant, dated January 19, 2018	(4)
10.5	License and Business Development Agreement Mexico, dated February 20, 2018, between BAM Agricultural Solutions, Inc. and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman.	(1)
10.6	Promissory Note, dated March 8, 2018, issued by the Company to Michael T. Smith.	(5)
10.7	Warrant, dated March 9, 2018, issued by the Company to Michael T. Smith.	(5)
10.8	Promissory Note, dated March 12, 2018, issued by the Company to Boies Partners, Inc.	(5)
10.9	Warrant, dated March 12, 2018, issued by the Company to Boies Partners, Inc.	(5)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s Registration Statement on Form 10, filed with the SEC on December 29, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2015.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2018.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: October 30, 2018	By:	/s/ Timothy A. Peach
Timothy A. Peach, Acting Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer
(Principal Accounting Officer)