Form 10-Q
period 2018-06-30
Zero Gravity Solutions, Inc.
filed 2018-11-01
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2018, the issuer had 40,954,115 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$993,566	$13,862
Accounts receivable, net	23,925	1,393
Prepaid expenses	109,406	216,139
Inventory	64,756	68,643

Total current assets	1,191,653	300,037

Property and equipment - net	91,822	104,590

OTHER ASSETS

Deposits	4,817	4,617
Intellectual property	10,715	11,458
Advance on future royalties - related parties, net	-	319,441
Total other assets	15,532	335,516

TOTAL ASSETS	$1,299,007	$740,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and other payables	$812,541	$693,695
Accounts payable, related party	84,813	80,097
Accrued interest	7,500	2,500
Accrued interest, related party	59,437	32,250
Deferred compensation, related party	12,500	12,500
Convertible Note payable - related party	500,000	500,000
Note payable	96,764	204,419
Total liabilities (all current)	1,573,555	1,525,461

LONG TERM LIABILITIES
Note payable, net of discount of $19,128 and $18,218	280,871	181,782
Notes payable, related parties, net of discount of $153,378 and $97,796	1,946,625	1,002,204
Convertible Note payable - related party, net of discount of $444,416 and $0	555,584	-
Total long-term liabilities	2,783,080	1,183,986
Total Liabilities	4,356,635	2,709,447

Commitments (Note 4)

STOCKHOLDERS' DEFICIT

Common stock; 100,000,000 shares authorized, at $0.001 par value, 40,954,115 and 40,650,397 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	40,954	40,650
Additional paid-in capital	23,732,700	21,970,266
Accumulated deficit	(26,831,282)	(23,980,220)

Total stockholders' deficit	(3,057,628)	(1,969,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,299,007	$740,143

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
REVENUE
Sale of goods	$29,600	$60,935	$33,070	$61,190
Total revenue	29,600	60,935	33,070	61,190
COST OF REVENUE
Cost of goods sold	3,247	10,084	3,624	10,105
Royalty expense	1,480	1,862	1,653	1,875
Total cost of revenue	4,727	11,946	5,277	11,980
GROSS PROFIT	24,873	48,989	27,793	49,210

OPERATING EXPENSES
General and administrative	1,160,825	1,425,034	2,570,597	4,130,233
Research and development	16,710	22,608	101,451	98,989
Total operating expenses	1,177,535	1,447,642	2,672,048	4,229,222
LOSS FROM OPERATIONS	(1,152,662)	(1,398,653)	(2,644,255)	(4,180,012)
OTHER INCOME (EXPENSE)
Loss on disposal of asset	-	-	(343)	-
Interest expense	(72,403)	(12,769)	(133,502)	(26,715)
Accretion of debt discount	(49,320)	-	(72,962)	-
Total other income (expense)	(121,723)	(12,769)	(206,807)	(26,715)
NET LOSS	$(1,274,385)	$(1,411,422)	$(2,851,062)	$(4,206,727)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.07)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	40,808,976	40,217,592	40,792,224	39,707,657

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,851,062)	$(4,206,727)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,425	12,140
Amortization expense	743	275
Bad debt expense	4,060	-
Common stock issued for services	-	150,000
Warrants issued for services	223,119	398,798
Stock options issued as compensation	146,277	96,141
Loss on disposal of asset	343	-
Advance on future royalties - related parties reserve	129,580	-
Impairment expense	203,208	-
Warrant modification expense	-	926,885
Amortization of debt issuance costs	72,962	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(26,592)	45,540
Other current assets	-	(16,490)
Prepaid expenses	106,733	147,130
Advance on future royalties - related parties	(13,347)	(27,630)
Inventory	3,887	(50,636)
Deposit	(200)	(1,000)
Accounts payable, related party	4,716	-
Accounts payable and other payables	118,846	69,392
Accrued interest, related party	5,000	-
Accrued interest	27,187	-

Net cash used in operating activities	(1,832,115)	(2,456,182)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire intellectual property	-	(4,586)

Net cash used in investing activities	-	(4,586)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(107,655)	(130,237)
Payments of notes payable - related party	(300,000)	-
Proceeds from exercise of warrants – related party	-	1,185,000
Payment of offering costs - related party	(66,000)	(33,750)
Proceeds of notes payable	200,000	-
Proceeds of notes payable – related party	2,200,000	-
Proceeds from sale of common stock	911,154	1,359,000
Payment of offering costs	(25,680)	(92,640)

Net cash provided by financing activities	2,811,819	2,287,373

NET INCREASE (DECREASE) IN CASH	979,704	(173,395)

CASH AT BEGINNING OF PERIOD	13,862	232,394

CASH AT END OF PERIOD	$993,566	$58,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Income Taxes	$-	$-
Interest	$133,502	$26,715

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as equity direct offering costs	$5,771	$37,069
Warrants issued as debt discount	$98,274	$-

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Going Concern and Management’s Plans

At June 30, 2018, the Company had an approximate cash balance of $994,000, a working capital deficiency of approximately $(382,000), a loss from operations of approximately $(2,644,000), and negative cash flows from operating activities of approximately $(1,832,000). To date, the Company has relied on equity financing and has entered into related and non-related party promissory notes to fund its operations. The Company has also issued stock-based compensation in exchange for services. Although the Company intends to raise additional capital, the Company expects to continue to incur losses from operations and have negative cash flows from operating activities for the near-term and these losses could be significant as product development, regulatory, contract research, and technical marketing personnel related expenses are incurred. Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these June 30, 2018 unaudited condensed consolidated financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has satisfied its obligations using cash from successful capital raising efforts through June 30, 2018, however, there are no assurances that such successful efforts will continue for up to a year after these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing effort must be devoted to those distributors to insure the product is properly utilized and validated by end users. To fund these capital needs, the Company has and continues to raise capital through a private placement offering in connection with its investment banker and through its internal efforts, as well as raising funds through issuances of debt. Subsequent to June 30, 2018, the Company has raised approximately $1,050,000 in debt financing. If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs and expense levels.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Interim Financial Statements

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended June 30, 2018 and 2017, our cash flows for the six months ended June 30, 2018 and 2017, and our financial position as of June 30, 2018 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the period ended December 31, 2017 as filed with the SEC on August 13, 2018. The December 31, 2017 balance sheet is derived from those statements.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2018 and December 31, 2017.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value. Inventory consisted of:

	June 30,	December 31,
	2018	2017
Raw materials	$24,083	$23,562
Finished product	40,673	45,081
Total Inventory	$64,756	$68,643

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

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

June 30, 2018

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

Amounts billed to customers for shipping and handling fees are included in net sales, and costs incurred by the company for the delivery of invoiced goods are classified as cost of goods sold in our Statements of Operations.

The Company determined that no reserve for estimated product returns and allowances was necessary during the six months ended June 30, 2018 and 2017. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

At June 30, 2018, one customer accounted for 94% of total accounts receivable. During the three and six months ended June 30, 2018, one customer accounted for 68.0% of net sales. During the three and six months ended June 30, 2017, three customers accounted for 67.9% of net sales, each representing 26.5%, 24.6%, and 16.8% respectively.

At December 31, 2017, three customers accounted for 100% of total accounts receivable. Each of these three customers represented 46.5%, 34.9% and 18.6% respectively.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. The allowance for doubtful accounts as of June 30, 2018 and December 31, 2017 was $0 and $32,663, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Loss per Share

Loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted earnings loss per share is calculated by dividing the Company’s net income (loss) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants, stock options and convertible debt are not considered in the calculation as the impact of the potential common shares (15,512,956, shares and 14,044,842 shares for the six months ended June 30, 2018 and 2017, respectively), would be to decrease net loss per share.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

The Company does not have an accrual for uncertain tax positions as of June 30, 2018 and December 31, 2017.  The Company files corporate income tax returns with the Internal Revenue Service and the States where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At June 30, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended June 30, 2018 or 2017.

Reclassifications

Certain amounts in the December 31, 2017 balance sheet have been reclassified from accounts payable, related party to accrued interest, related party to conform to the June 30, 2018 presentation.  This reclassification had no effect on current liabilities in either period presented.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, “Revenue from Contracts with Customers” which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Financial Position. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has finalized its assessment of ASC 606 and determined there will be no material effect on our financial position and results of operations. The timing and amount of revenue recognized based on the new standard is consistent with the revenue recognition policy under previous guidance, however, certain additional financial statement disclosures will be required beginning with 2018 reporting, including additional disaggregated view of revenue. We have adopted the new standard effective January 1, 2018, using the modified retrospective transition method.

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

June 30, 2018

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features in ASC 470-20.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The Company has elected early adoption and the effects of this guidance are reflected in its consolidated financial statements and there was no cumulative effect adjustment.

NOTE 2 – PROPERTY AND EQUIPMENT

	June 30, 2018	December 31, 2017
Computer equipment	$14,418	$15,332
Equipment and furniture	133,940	133,940
Leasehold improvements	7,593	7,593
	155,951	156,865
Accumulated Depreciation	(64,129)	(52,275)
Property and Equipment - Net	$91,822	$104,590

Depreciation expense for the six months ended June 30, 2018 and 2017 was $12,425 and $12,140, respectively

NOTE 3 – RELATED PARTY TRANSACTIONS

Convertible Note Payable

Date of Note	Face Value	Debt Discount	Carrying Value

July 2015	$500,000	$-	$500,000
June 2018	$1,000,000	$444,416	$555,584
	$1,500,000	$444,416	$1,055,584
Convertible Notes Payable - Current	$500,000	$-	$500,000
Convertible Notes Payable - Long Term	$1,000,000	$444,416	$555,584

In July 2015, a member of the Company’s Board of Directors advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification was determined to not be material. During 2017, $42,500 was recorded as interest expense and $10,625 was included in payables at December 31, 2017. During 2017, the maturity date of the note was extended to July 2018 and then extended again in 2018 to July 2019. For the six months ended June 30, 2018 and 2017, the Company recorded interest expense of $21,250 on the note recorded in accrued interest - related party. The note is included in the current liabilities section of the unaudited consolidated balance sheets.

On June 29, 2018, in connection with its June 2018 Offering (as defined in Note 7), the Company received $1,000,000 from an affiliate of a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated June 29, 2018, and (b) a two-year warrant dated June 29, 2018 to purchase up to 1,000,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by June 28, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $414,416 upon execution. The Company also incurred $30,000 of lender fees.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Notes Payable
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value

August 2017	$100,000	$10,435	$4,431	$93,996
September 2017	$500,000	$52,166	$21,652	$469,487
October 2017	$500,000	$50,229	$16,926	$466,698
January 2018	$100,000	$3,831	$3,831	$-
January 2018	$500,000	$50,590	$12,896	$462,306
March 2018	$200,000	$20,281	$3,139	$182,858
March 2018	$200,000	$20,279	$20,279	$-
May 2018	$300,001	$30,452	$1,731	$271,280
	$2,400,001	$238,263	$84,885	$1,946,625

In August 2017, the Company issued an unsecured promissory note to its in-house corporate counsel in the principal face amount of $100,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note is payable in full plus all unpaid interest by August 2019. In connection with the note, the Company issued five-year warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $10,435 upon execution of the promissory note. For the three months ended June 30, 2018, accretion of debt discount was $1,301. For the six months ended June 30, 2018, accretion of the debt discount was $2,587. Accretion of debt discount is included in other expenses on the statements of operations.

In September 2017, the Company issued an unsecured promissory note to a member of its Board of Directors in the principal face amount of $500,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note is payable in full plus all unpaid interest by September 2019. In connection with the note, the Company issued five-year warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $52,166 upon execution of the promissory note. For the three and six months ended June 30, 2018, accretion of the debt discount was $6,503 and $12,934 respectively, included in other expenses on the statements of operations.

In October 2017, the Company issued to Rio Vista Investments, LLC, a Nevada limited liability company (“Rio Vista”), (i) an unsecured promissory note in the principal face amount of $500,000 and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock (the “Warrant”). The note issued to Rio Vista bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to Rio Vista quarterly in cash. The Note is payable in full by the Company, plus all unpaid interest, by October 26, 2019. Prepayment of all unpaid principal and interest may be made by the Company prior to the date of maturity without penalty or premium. Additionally, the Company issued to Rio Vista a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $50,229 upon execution of the promissory note.  For the three and six months ended June 30, 2018, accretion of the debt discount was $6,261 and $12,454 respectively, included in other expenses on the statements of operations. A member of the Company’s Board of Directors is a beneficiary of certain trusts that own Rio Vista.

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

On or about January 17, 2018, the Company received $500,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 16, 2018, maturing on October 26, 2019, in the principal face amount of $500,000, and (b) a warrant dated January 18, 2018 to purchase up to 50,000 shares of the Company’s common stock. A member of the Company’s Board of Directors is a beneficiary of certain trusts that own Rio Vista, the holder of this note and warrant. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by October 26, 2019. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under such note, based on the full principal amount. In addition to the foregoing, the Company must repay the note to Rio Vista within 30 days of the date the Company possesses an amount of cash equal to the outstanding balance of principal and interest due under the note plus an amount reasonably anticipated to be necessary to operate the Company over the succeeding 6 months. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $35,590 upon execution.  The Company also incurred $15,000 of lender fees. For the three and six months ended June 30, 2018, accretion of the debt discount was $7,260 and $12,896 respectively, included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

On or about March 8, 2018, the Company received $200,000 from an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated March 8, 2018 and (b) a warrant dated March 9, 2018 to purchase up to 20,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 7, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $14,281 upon execution.  The Company also incurred $6,000 of lender fees. For the six months ended June 30, 2018, accretion of the debt discount and lender fees was $3,139, included in other expenses on the statements of operations.

On or about March 12, 2018, the Company received $200,000 from Boies Partners, Inc. (“BPI”), an accredited investor, and in exchange the Company issued to BPI (a) an unsecured promissory note dated March 12, 2018, and (b) a warrant dated March 12, 2018 to purchase up to 20,000 shares of the Company’s common stock. Alex Boies, a member of our Board of Directors, has no financial interest in or control over BPI and does not otherwise have any beneficial ownership in any securities owned by BPI, but BPI is owned by a family member of Alex Boies. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 11, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $14,279 upon execution.  The Company also incurred $6,000 of lender fees. For the three and six months ended June 30, 2018, accretion of the debt discount and lender fees was $19,781 and $20,279 respectively, included in other expenses on the statements of operations. This note further provides that within 30 days of receipt of payment of any amount principal outstanding under the note, (the "Conversion Window") the note holder shall have the right to convert any portion of such payment into the Company’s common stock at the lesser of $3.00 per share or the lowest price per share of any sale by the Company of its common stock occurring between the date of the note and the end of the Conversion Window. This note was repaid during the quarter ended June 30, 2018.

On May 2, 2018, the Company received $300,001 from an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated May 2, 2018, and (b) a warrant dated May 2, 2018 to purchase up to 30,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by May 1, 2020. The note contains a contingent conversion feature that allows the value of the note to be converted at $3 per share or such lower price at which the Company has issued stock subsequent to May 2, 2018, if any part of the principle balance is paid. The intrinsic value of contingent conversion will be determined and recognized when the contingency occurs. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $21,452 upon execution. The Company also incurred $9,000 of lender fees. For the three and six months ended June 30, 2018, accretion of the debt discount and lender fees was $1,731, included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Sales subject to the royalty agreement were $29,600 and $60,935 for the three months and $33,070 and $61,190 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and December 31, 2017, $0 and $319,441 of prepaid royalties, respectively, are available to be offset against future royalty obligations. Management recorded an allowance for collectability of $6,020 during the three months ended June 30, 2018 and $129,580 during the six months ended June 30, 2018 which is included in general and administrative expenses.

Included in advance of future royalties was $203,208 in legal fees relating to patent defense.  During the six months ended June 30, 2018, this amount was reclassified to an intangible asset patent defense fees and was determined to be impaired and charged to general and administrative expenses.

Consulting Agreement

In March 2015, the Company entered into a consulting agreement with a former Director. The agreement had a term of six months and required payments of $200,000 of which $200,000 was recorded as a component of general and administrative expense in the 2015 statement of operations. An obligation of $65,000 and $75,000 was payable to the former Director and is included in accounts payable at June 30, 2018 and December 31, 2017 respectively.

NOTE 4 – COMMITMENTS

Lease Commitments

The Company leases its office, building and laboratory space under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its warehouse in Okeechobee, which began September 1, 2016 and will expire August 31, 2018. Lease expense was $106,900 and $46,625 for the periods ended June 30, 2018 and 2017, respectively.

License and Business Development Agreement

On February 20, 2018, BAM Agricultural Solutions, Inc. (“BAM”), a wholly-owned subsidiary of the Company, and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman (the “Lichtinger Group”) entered into a License and Business Development Agreement Mexico, effective as of February 13, 2018 (the “Agreement”). Following consummation of the Agreement, the Lichtinger Group began to form a company in Mexico, Agro Space Tech SA de CV de RV (“Agro Space”), to which BAM will receive a twenty percent (20%) equity ownership interest. The Lichtinger Group will contribute up to $500,000 in capital into Agro Space, with BAM having no initial capital requirement. If Agro Space requires more than the initial $500,000 capital contribution, BAM will have a right to contribute capital pro rata and maintain its ownership percentage. As of June 30, 2018 the formation of Agro Space has not been completed and the investment has not been made.

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

June 30, 2018

(Unaudited)

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

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company provides funding and reimbursement for the costs incurred by NASA ARC under the SAA, and owns any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750 in fiscal 2016, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. For the period ended June 30, 2018 and 2017, $0 and $29,610 respectively, was expensed to research and development expense pursuant to the SAA.

NOTE 5 – NOTE PAYABLE

The Company has an outstanding note payable for financing corporate insurance premiums. The original principle value was $223,707. The note carries a rate of interest of 7.5% and is due in November 2018. The note calls for eleven payments of $19,353. The balance at June 30, 2018 was $96,764.

Notes Payable
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value
December 2017	$200,000	$18,652	$5,059	$186,407
January 2018	$100,000	$7,124	$1,589	$94,464
	$300,000	$25,776	$6,648	$280,871

In December 2017, the Company received $200,000 from an investor, and in exchange the Company issued the investor (a) an unsecured promissory note dated December 14, 2017, maturing on December 13, 2019, in the principal face amount of $200,000, and (b) a warrant dated December 18, 2017 to purchase up to 50,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the debt and warrants recorded resulted in a debt discount of $18,652 upon execution of the promissory note. For the three and six months ended June 30, 2018, accretion of the debt discount was $2,325 and $4,625 respectively, included in other expenses on the statements of operations.

On or about January 18, 2018, the Company received $100,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 19, 2018, maturing on January 18, 2020, in the principal face amount of $100,000, and (b) a warrant dated January 19, 2018 to purchase up to 10,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the debt and warrants recorded resulted in a debt discount of $7,124 upon execution of the promissory note. For the three and six months ended June 30, 2018, accretion of the debt discount was $888 and $1,589 respectively, included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 6 – EQUITY

2018 transactions:

Common Stock

Private placement offerings

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities for $3.00 per share of common stock.  Pursuant to the 2016 offering, during the six months ended June 30, 2018, the Company sold 303,718 shares of common stock, received gross proceeds of $911,154, paid cash offering costs of $25,680, and issued fully vested, non-forfeitable warrants to purchase up to 7,490 shares of common stock with an exercise price of $3.00 per share to the placement agent. These warrants are netted in additional paid in capital as non-cash offering costs of the placement of $5,771.  Effective on June 28, 2018, the Company terminated its 2016 private offering.

Warrants

Warrants issued for services

During the six months ended June 30, 2018, the Company issued fully vested, non-forfeitable five-year warrants to purchase up to 290,000 common shares at an exercise price of $3.00 per common share to employees and consultants for services rendered. The value of those services was $223,119, which was recorded as general and administrative expense.

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

In January 2018, the Company issued to Rio Vista a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share in connection with a $500,000 unsecured promissory note. The relative fair value of the debt and warrants recorded resulted in debt discount of $35,590 upon execution of the promissory note.

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

In May 2018, in connection with issuance of a $300,000 unsecured promissory note to an accredited investor, the Company issued five-year warrant to purchase up to 30,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $21,452 upon execution of the promissory note.

In June 2018, in connection with issuance of a $1,000,000 unsecured convertible promissory note to an accredited investor made pursuant to the June 2018 Offering, the Company issued a two-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $414,416 upon execution of the promissory note.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

The following is a summary of the Company’s warrant activity for the year ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	9,664,733	$1.53
Granted	1,838,442	2.01
Exercised	(790,000)	2.00
Cancelled/Forfeited	-	-
Outstanding and exercisable - December 31, 2017	10,713,175	$1.86	2.8	$2,606,698
Outstanding - January 1, 2018	10,713,175	$1.86
Granted	1,432,490	1.60
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding and exercisable - June 30, 2018	12,145,665	$1.83	2.4	$2,257,019

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on June 30, 2018.

Stock incentive plan options

In November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares under the Plan. During the six months ended June 30, 2018 the Company granted options to purchase up to 25,000 shares of common stock each, to two employees with an exercise price of $3.00 per share and a term of 10 years. The estimated fair value of $38,441 of the grants for the six months ended June 30, 2108 was based upon the following management assumptions: For the period June 30, 2018, expected dividends of $0, volatility of 101.7% based on comparative volatility, risk free interest rates of 2.58 - 2.69%, and expected term of the options of 5 years.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. As the Company does not currently have reliably determined historic stock prices, the Company uses management estimates of stock value. The Company uses historical data, among other factors, to estimate the expected option life and the expected forfeiture rate. The Company estimates expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods.  For employee, consultant and director stock based compensation, the Company used management's fair value estimates of $1.21 for the period June 30, 2018.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

The Company has elected to account for forfeitures as they occur.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	2,755,000	$1.25
Granted	440,000	3.00
Exercised	-	-
Cancelled/Forfeited	(30,000)	1.25
Outstanding - December 31, 2017	3,165,000	$1.49	8.5	$192,850
Exercisable - December 31, 2017	2,750,000	$1.27	8.2	$192,850
Outstanding - January 1, 2018	3,165,000	$1.49
Granted	50,000	3.00
Exercised	-	-
Cancelled/Forfeited	(980,000)	1.34
Outstanding - June 30, 2018	2,235,000	$1.56	8.0	$-
Exercisable - June 30, 2018	1,880,000	$1.30	7.8	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on June 30, 2018.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On June 29, 2018, the Company initiated a new private offering of its securities (the “June 2018 Offering”) to certain prospective accredited investors, including certain members of the Board of Directors and/or their respective affiliates, consisting of up to $2,000,000 of 10% secured convertible promissory notes (the “June 2018 Offering Notes”), and two-year warrants to purchase up to 2,000,000 shares of Common Stock at an exercise price of $1.00 per share (the “June 2018 Offering Warrants”). The June 2018 Offering terminated on July 31, 2018, and consisted of one or more closings.

An accredited investor and member of our Board of Directors provided additional funding of $250,000 on July 2, 2018 and an additional $250,000 on July 17, 2018 and the Company issued June 2018 Offering Notes in exchange therefore, with maturity dates of July 2, 2020 and July 17, 2020, respectively, and June 2018 Offering Warrants to purchase, in the aggregate, up to 500,000 shares of the Company’s common stock. In addition, the Company received, in the aggregate, $550,000 from seven other current shareholders and issued June 2018 Offering Notes in exchange therefore, and June 2018 Offering Warrants to purchase, in the aggregate, up to 550,000 shares of the Company’s common stock. Pursuant to the June 2018 Offering, in the aggregate, the Company issued June 2018 Offering Notes having an aggregate principal balance of $2,050,000, and June 2018 Offering Warrants to purchase  up to 2,050,000 shares of the Company’s common stock.

Subsequent to June 30, 2018, the Company issued fully vested, non-forfeitable five - year warrants to purchase 135,000 common shares at an exercise price of $3.00 per common share to consultants for services rendered.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zero Gravity Solutions, Inc., a Nevada corporation, is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business model is currently focused on one primary business, generating revenue from agricultural application of BAM-FX™, a cost effective, micro-nutrient delivery platform for plants that efficiently delivers minerals and micro-nutrients to plants.  The Company's secondary business, Directed Selection™, relates to the production and alteration of new varieties of novel stem cells with unique and beneficial characteristics in the prolonged zero/micro gravity environment of the ISS. These novel stem cells, if developed, could be patented for commercial sale to third parties in the agricultural and human regenerative medical markets. The Company is headquartered in Boca Raton, Florida.

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

To support commercialization and revenue generation efforts, the Company employs certified crop advisors and agronomists for the technical requirements of product introduction domestically and internationally. Reductions in our consulting agronomy staff occurred during the fourth quarter of 2017 due to curtailed operations in Chile, and domestically due to our focus on specific geographies in Texas, California and the Midwest and targeted high value crops.

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

The Company manufactures its product in a manufacturing facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. Our manufacturing plant manager is an experienced biochemical engineer. We have made process improvements and equipment modifications to existing equipment to enhance efficiencies and improve quality control and assurance though June 30, 2018. Our process improvements more closely align production with a continuous flow production process. The Company expects to engineer, design and build a scale model of a continuous flow process manufacturing facility during 2019 given financial resources are available.

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

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities consisting of 3,333,333 shares of common stock for $3.00 per share.  Through December 31, 2017, proceeds from the offering were $665,001 with offering costs of $53,200. During the six months ended June 30, 2018, gross proceeds from the offering were $911,154 with cash offering costs of $25,680.  Effective on June 28, 2018, the Company terminated its 2016 private offering.

On June 29, 2018, the Company initiated the June 2018 Offering of its securities to certain prospective accredited investors, including certain members of the Board of Directors and/or their respective affiliates, consisting of up to $2,000,000 of 10% secured convertible promissory notes, and two-year warrants to purchase up to 2,000,000 shares of Common Stock at an exercise price of $1.00 per share. During the six months ended June 30, 2018, gross proceeds from the June 2018 Offering were $1,000,000, with cash offering costs of $30,000. The June 2018 Offering terminated on July 31, 2018, and consisted of one or more closings.

We have generated nominal revenues from our operations thus far and expect that product sales will increase in 2018 primarily from direct sales to end users, domestic and international channel partners’ distribution efforts, initial revenues from our retail product, Gardner’s Choice and introduction of product into specialty crop markets.

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

Results of Operations - For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

For the three months ended	June 30,	June 30,
	2018	2017	$ Change	% Change

Revenue	$29,600	$60,935	$(31,335)	(51.4)%

Cost of Revenue	4,727	11,946	(7,219)	(60.4)%

Gross Profit	24,873	48,989	(24,116)	(49.2)%
Operating Expenses	1,177,535	1,447,642	(270,107)	(18.7)%

Loss from Operations	(1,152,622)	(1,398,653)	246,031	17.6%

Other Income / (Expense)	(121,723)	(12,769)	(108,954)	(853.3)%

Net Loss	$(1,274,385)	$(1,411,422)	$137,037	9.7%

Net Loss per Share - Basic and Diluted	$(0.03)	$(0.04)	$0.01	25.0%

Revenue for the three months ended June 30, 2018 was $29,600, a decrease of $31,335 or 51.4% over $60,935 for the three months ended June 30, 2017. The decrease in revenue is primarily due to non-reoccurring product stocking orders from distributors during the three months ended June 30 2017 in states with limited grower trials during 2017 and 2018. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. In general, growers are sensitive to perceived usage risks and any incremental cost associated with new agricultural products, generally continuing their use of traditional lower cost but less effective chelated zinc and copper products. The Company addressed its product pricing in 2017 and adjusted wholesale and retail prices during the first quarter of 2018 to provide growers a more compelling return on their product purchase.

For the three months ended June 30, 2018, cost of revenue was $4,727, a decrease of $7,219 over $11,946 reported during the same period in 2017. The decrease in cost of revenue is directly related to our decrease in revenue for the period ended June 30, 2018 over 2017.

Operating Expenses decreased by $270,107 to $1,177,535 for the three months ended June 30, 2018 compared to $1,447,642 for the three months ended June 30, 2017, or 18.7%. The decrease in operating expense is primarily due to a decrease in legal fees of $28,499 a decrease in audit fees of $40,133, decrease in consulting and professional fees of $163,524 and a decrease in employee and employee related benefits and travel expense of $132,399. These decreases were primarily offset by an increase of $109,071 in non-cash equity compensation paid to consultants, board members and employees, and an increase in rent expense of $26,054 due to the addition of leased laboratory space in California.

Other Expense for the three months ended June 30, 2018 increased by $108,954 to $121,723 from $12,769 for the period ended June 30, 2017. The increase in other expense is primarily due to an increase in interest expense of $59,635 and an increase in accretion of debt discount of $49,320 in connection with the Company’s issuance of notes.

Net Loss for the three months ended June 30, 2018 decreased by $137,037 to $1,274,385 from net loss of $1,411,422 for the three months ended June 30, 2017. The decrease in net loss is primarily due to a decrease in operating expense for the period ended June 30, 2018 of $270,107, offset by an increase in gross profit of $24,116 and an increase in other expense of $108,955.

Results of Operations - For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

For the six months ended	June 30,	June 30,
	2018	2017	$ Change	% Change

Revenue	$33,070	$61,190	$(28,120)	(46.0)%

Cost of Revenue	5,277	11,980	(6,703)	(56.0)%

Gross Profit	27,793	49,210	(21,417)	(43.5)%
Operating Expenses	2,672,048	4,229,222	(1,557,174)	(36.8)%

Loss from Operations	(2,644,255)	(4,180,012)	1,535,757	36.7%

Other Income / (Expense)	(206,807)	(26,715)	(180,092)	(674.1)%

Net Loss	$(2,851,062)	$(4,206,727)	$1,355,665	32.2%

Net Loss per Share - Basic and Diluted	$(0.07)	$(0.11)	$0.04	36.4%

Revenue for the six months ended June 30, 2018 was $33,070, a decrease of $28,120 or 46.0% over $61,190 for the six months ended June 30, 2017. The decrease in revenue is primarily due to non-recurring product stocking orders from distributors during the six months ended June 30 2017 in states with limited grower trials during 2017 and 2018. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. In general, growers are sensitive to perceived usage risks and any incremental cost associated with new agricultural products, generally continuing their use of traditional lower cost but less effective chelated zinc and copper products. The Company addressed its product pricing in 2017 and adjusted wholesale and retail prices during the first quarter of 2018 to provide growers a more compelling return on their product purchase.

For the six months ended June 30, 2018, cost of revenue was $5,277, a decrease of $6,703 over $11,980 reported during the same period in 2017. The decrease in cost of revenue is directly related to our decrease in revenue for the period ended June 30, 2018 over 2017.

Operating Expenses decreased by $1,557,714 to $2,672,048 for the six months ended June 30, 2018 compared to $4,229,222 for the six months ended June 30, 2017, or 36.8%. The decrease in operating expense is primarily due to a decrease in shipping expenses of $22,659, a decrease in legal fees of $27,183 a decrease in audit fees of $101,818, a decrease in inducement costs of $926,855, a decrease in consulting and professional fees of $317,835, a decrease of $271,788 in non-cash equity compensation paid to consultants, board members and employees, and a decrease in employee and employee related benefits and travel expense of $220,565. These decreases were primarily offset by and an increase in rent expense of $60,275 due to the addition of leased laboratory space in California, an increase in impairment costs, royalty advance and bad debt expense of $313,148.

Other Expense for the six months ended June 30, 2018 increased by $180,092 to $206,807 from $26,715 for the six months ended June 30, 2017. The increase in other expense is primarily due to an increase in interest expense of $106,787 and an increase in accretion of debt discount of $72,962 in connection with the Company's issuance of notes.

Net Loss for the six months ended June 30, 2018 decreased by $1,355,655 to $2,851,062 from net loss of $4,206,727 for the six months ended June 30, 2017. The decrease in net loss is primarily due to a decrease in operating expense for the period ended June 30, 2018 of $1,557,174, offset by a decrease in gross profit of $21,417 and an increase in other expense of $180,092.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 decreased by $624,000 to $1,832,000 from $2,456,000 for six months ended June 30, 2017. The decrease in net cash used in operating activities is primarily due to an decrease in net loss of $1,356,000, an increase in impairment expense of $203,000, an increase in reserve for advances on future royalties of $130,000, an increase in amortization of debt issuance costs of $73,000, an increase in stock options issued as compensation of $50,000, a decrease in inventory of $54,000, and an increase in accounts payable and other payables of $49,000 offset by a decrease in non-cash warrant modification expense of $927,000, a decrease in common stock issued for services of $150,000 and a decrease in warrants issued for services of $176,000 and an increase in accounts receivable of $56,000.

Net Cash Used in Investing Activities

Net cash used in investing activities increase by $4,586 due to a decrease in payment for intellectual property.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $524,000 to $2,812,000 for the six months ended June 30, 2018 from $2,287,000 for the six months ended June 30, 2017. The increase in net cash provided by financing activities is due primarily to a decrease in proceeds from exercise of warrants by related parties of $1,185,000, a decrease in proceeds from sale of common stock net of payment of offering costs of $381,000 and an increase in payment of notes payable to related parties of $300,000 offset by an increase in proceeds from the issuance of notes payable to related parties of $2,200,000 and notes payable of $200,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2018 business plan may exceed $350,000 per month. This expense rate is primarily due to: an increase in costs of additional personnel, personnel-related costs and promotional expenses to develop markets for domestic and international sales of our product, BAM-FX™, our retail product, Gardner’s Choice, and our cannabis market product introduction; improvements to our manufacturing facility and processes; and, research and product development related expense for expansion of our product line, product improvement and dry formulation. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the June 30, 2018 consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect to be needed to operate the business through mid-2018. The Company is active in its fundraising, and subsequent to June 30, 2018, the Company has raised $1,050,000.

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

Cash on Hand

As of June 30, 2018, the Company had a cash balance of approximately $994,000 compared to a cash balance of approximately $14,000 as of December 31, 2017.

Total assets were approximately $1,299,000 and $740,000 at June 30, 2018 and December 31, 2017, respectively. Working capital (deficit) was $(382,000) and $(1,225,000) at June 30, 2018 and December 31, 2017, respectively. The decrease in working capital deficit of $843,000 during the period was primarily due to cash provided by financing activities of $2,812,000 offset by cash used in operating activities of $1,832,000. Total stockholders’ deficit increased by $2,851,000 to $(3,058,000) at June 30, 2018 from $(1,969,000) at December 31, 2017.

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

The January Notes bear interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holders thereof quarterly in cash. The January Notes are payable in full by the Company, plus all unpaid interest thereon, by their respective maturity dates. Prepayment of all unpaid principal and interest on each Note may be made by the Company prior to such Notes's maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under such Note, based on the full principal amount. In addition to the foregoing, the Company must repay the First Note to Rio Vista Investments, LLC within 30 days of the date the Company possesses an amount of cash equal to the outstanding balance of principal and interest due under the Second Note plus an amount reasonably anticipated to be necessary to operate the Company over the succeeding 6 months. The January Warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share.

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

The March Notes bear interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holders thereof quarterly in cash. The March Notes are payable in full by the Company, plus all unpaid interest thereon, by March 7, 2020 and March 11, 2020, respectively. Prepayment of all unpaid principal due on each Note may be made by the Company prior to each such Note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under such Note, based on such Note’s principal balance as of the origination date. The Notes contains customary provisions for events of default and acceleration of sums due.

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

In May 2018, in connection with issuance of a $300,001 unsecured promissory note to an accredited investor, the Company issued five-year warrant to purchase up to 30,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $21,452 upon execution of the promissory note.

In June 2018, in connection with issuance of a $1,000,000 unsecured promissory note to an accredited investor made pursuant to the June 2018 Offering, the Company issued a two-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $414,416 upon execution of the promissory note.

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

 Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any current or pending legal proceedings.

Item 1 A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The transaction below was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder the Securities
Act. All proceeds received in connection with any of the following transactions were used for general working capital purposes.

In October 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities for $3.00 per share of common stock.  Pursuant to our 2016 private offering, during the six month period ended June 30, 2018, the Company issued 303,718 shares of its common stock, received gross proceeds of $911,154, paid cash offering costs of $25,680 to the placement agent, and issued fully vested, five-year non-forfeitable warrants to purchase up to 7,490 shares of common stock with an exercise price of $3.00 per share to the placement agent. Effective on June 28, 2018, the Company terminated its 2016 private offering.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

No.	Description of Exhibit	Note
3.1	Certificate of Incorporation, Amendments to Articles of Incorporation and Articles of Merger	(2)
3.2	Second Amended and Restated By-Laws of the Company	(3)
10.1	Side Letter Agreement, dated May 1, 2018, between the Company to Boies Partners, Inc.	(4)
10.2	Promissory Note, dated May 2, 2018, issued by the Company to Michael T. Smith.	(4)
10.3	Warrant, dated May 3, 2018, issued by the Company to Michael T. Smith.	(4)
10.4	Side Letter Agreement, dated May 2, 2018, between the Company to Michael T. Smith.	(4)
10.5	Form of 10% Secured Convertible Promissory Note used in the June 2018 Offering.	(5)
10.6	Form of Warrant used in the June 2018 Offering.	(5)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)           Filed herewith.

(2)           Incorporated by reference from the Company’s Registration Statement on Form 10, filed with the SEC on December 29, 2014.

(3)           Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2015.

(4)           Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed with the SEC on May 16, 2018.

(5)           Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: November 1, 2018	By:	/s/ Timothy A. Peach
Timothy A. Peach, Acting Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer
(Principal Accounting Officer)