Form 10-Q
period 2018-09-30
Zero Gravity Solutions, Inc.
filed 2018-11-19
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 18, 2018, the issuer had 40,954,115 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$382,231	$13,862
Accounts receivable, net	443	1,393
Prepaid expenses	146,390	216,139
Inventory	75,928	68,643

Total current assets	604,992	300,037

Property and equipment, net	89,845	104,590

OTHER ASSETS

Deposits	4,817	4,617
Intellectual property, net	10,522	11,458
Advance on future royalties - related parties, net	-	319,441
Total other assets	15,339	335,516

TOTAL ASSETS	$710,176	$740,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and other payables	$290,115	$693,695
Accounts payable, related party	67,069	80,097
Accrued interest	16,870	2,500
Accrued interest, related party	99,289	32,250
Deferred compensation, related party	12,500	12,500
Convertible Note payable - related party	500,000	500,000
Note payable	38,706	204,419
Total liabilities (all current)	1,024,549	1,525,461

LONG TERM LIABILITIES
Note payable, net of discount of $15,880 and $18,218	284,120	181,782
Notes payable, related parties, net of discount of $125,547 and $97,796	1,974,456	1,002,204
Convertible Note payable, net of discount of $224,080 and $0	325,920	-
Convertible Note payable - related party, net of discount of $585,211 and $0	914,789	-
Total long-term liabilities	3,499,285	1,183,986
Total Liabilities	4,523,834	2,709,447

Commitments (Note 4)

STOCKHOLDERS' DEFICIT

Common stock; 100,000,000 shares authorized, at $0.001 par value, 40,954,115 and 40,650,397 shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	40,954	40,650
Additional paid-in capital	24,241,123	21,970,266
Accumulated deficit	(28,095,735)	(23,980,220)

Total stockholders' deficit	(3,813,658)	(1,969,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$710,176	$740,143

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
REVENUE
Sale of goods	$11,635	$4,355	$44,705	$65,545
Total revenue	11,635	4,355	44,705	65,545
COST OF REVENUE
Cost of goods sold	2,476	157	6,100	10,263
Royalty expense	-	218	1,654	2,092
Total cost of revenue	2,476	375	7,754	12,355
GROSS PROFIT	9,159	3,980	36,951	53,190

OPERATING EXPENSES
General and administrative	1,003,056	1,492,884	3,553,188	5,623,117
Research and development	16,710	41,041	138,625	140,030
Total operating expenses	1,019,766	1,533,925	3,691,813	5,763,147
LOSS FROM OPERATIONS	(1,010,607)	(1,529,945)	(3,654,862)	(5,709,957)
OTHER INCOME (EXPENSE)
Loss on disposal of assets	(1,197)	-	(1,540)	-
Interest expense	(119,673)	(18,386)	(253,175)	(45,101)
Accretion of debt discount	(132,976)	(2,673)	(205,938)	(2,673)
Foreign exchange loss	-	(387)	-	(387)
Total other income (expense)	(253,846)	(21,446)	(460,653)	(48,161)
NET LOSS	$(1,264,453)	$(1,551,391)	$(4,115,515)	$(5,758,118)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.10)	$(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	40,954,115	40,323,242	40,846,981	38,948,632

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,115,515)	$(5,758,118)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,770	18,414
Amortization expense	936	646
Bad debt expense	4,060	-
Common stock issued for services	-	150,000
Warrants issued for services	296,271	655,128
Stock options issued as compensation	146,277	108,388
Loss on disposal of asset	1,540	-
Advance on future royalties - related parties reserve	129,580	-
Impairment expense	203,208	-
Warrant modification expense	-	926,885
Amortization of debt issuance costs	205,938	2,673
Changes in operating assets and liabilities:
Accounts receivable, trade	(3,110)	87,693
Other current assets	-	(19,685)
Prepaid expenses	69,749	204,771
Advance on future royalties - related parties	(13,347)	(34,912)
Inventory	(7,285)	(49,210)
Deposit	(200)	(1,000)
Accounts payable, related party	(13,028)	-
Accounts payable and other payables	(403,580)	227,537
Accrued interest, related party	14,370	-
Accrued interest	67,039	-

Net cash used in operating activities	(3,398,327)	(3,480,791)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire intellectual property	-	(6,976)
Cash paid to purchase equipment	(5,489)	(9,412)

Net cash used in investing activities	(5,489)	(16,388)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(165,790)	(195,355)
Payments of notes payable - related party	(300,000)	-
Proceeds from exercise of warrants – related party	-	1,185,000
Payment of offering costs - related party	(97,500)	(33,750)
Proceeds of notes payable	750,000	-
Proceeds of notes payable – related party	2,700,001	600,000
Proceeds from sale of common stock	911,154	1,977,999
Payment of offering costs	(25,680)	(138,800)

Net cash provided by financing activities	3,772,185	3,395,094

NET INCREASE (DECREASE) IN CASH	368,369	(102,085)

CASH AT BEGINNING OF PERIOD	13,862	232,394

CASH AT END OF PERIOD	$382,231	$130,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Income Taxes	$-	$-
Interest	$159,996	$45,101

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as equity direct offering costs	$5,771	$168,268
Warrants issued as debt discount	$946,244	$-

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

Going Concern and Management’s Plans

At September 30, 2018, the Company had an approximate cash balance of $382,000, a working capital deficiency of approximately $(420,000), a loss from operations of approximately $(4,116,000), and negative cash flows from operating activities of approximately $(3,398,000). To date, the Company has relied on equity financing and has entered into related and non-related party promissory notes to fund its operations. The Company has also issued stock-based compensation in exchange for services. Although the Company intends to raise additional capital, the Company expects to continue to incur losses from operations and have negative cash flows from operating activities for the near-term and these losses could be significant as product development, regulatory, contract research, and technical marketing personnel related expenses are incurred. Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these September 30, 2018 unaudited condensed consolidated financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has satisfied its obligations using cash from successful capital raising efforts through September 30, 2018, however, there are no assurances that such successful efforts will continue for up to a year after these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing effort must be devoted to those distributors to insure the product is properly utilized and validated by end users. To fund these capital needs, the Company has and continues to raise capital through private placement offerings, conducted through it's own efforts or through the efforts of an investment bank, as well as raising funds through issuances of debt, to related and non-related parties. If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs and expense levels.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Interim Financial Statements

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended September 30, 2018 and 2017, our cash flows for the nine months ended September 30, 2018 and 2017, and our financial position as of September 30, 2018 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on August 13, 2018. The December 31, 2017 balance sheet is derived from those statements.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts and other receivables, inventory reserves and classifications, amortization period and recoverability of intangible assets, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Segment Reporting

The Company views its operations and manages its business as one reportable segment. As a result the unaudited condensed consolidated financial statements presented within, relate to our principal operating segment.  Customers in the United States accounted for 100% of our revenues. Except for $23,202 in inventory shipped to Paraguay for a sale where the revenue has not been recognized, we do not have any other property or equipment outside of the United States.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2018 and December 31, 2017.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value. Inventory consisted of:

	September 30,	December 31,
	2018	2017
Raw materials	$21,904	$23,562
Finished product	54,024	45,081
Total Inventory	$75,928	$68,643

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

September 30, 2018

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

Revenue recognition and accounts receivable

Effective January 1, 2018 (Date of adoption), we recognize revenues from the sale of agricultural biotechnology products to distributors and customers pursuant to the provisions of ASC 606, “Revenue From Contracts With Customers”.

We recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Revenue is recognized in accordance with the core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

Revenues for agricultural chemical products are recognized when title to the products is transferred which may be upon shipment to the customer or receipt by the customer of the product. This satisfies the performance obligation on which we earn the transaction price. There was no cumulative effect of adopting ASC 606. Amounts billed to customers for shipping and handling fees are included in net sales, and costs incurred by the company for the delivery of invoiced goods are classified as cost of goods sold in our Statements of Operations.

The Company determined that no reserve for estimated product returns and allowances was necessary during the nine months ended September 30, 2018 and 2017. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

At September 30, 2018, three customers accounted for 100% of total accounts receivable, each representing 59.6%, 22.5%, and 17.9%, respectively. During the three months ended September 30, 2018, one customer accounted for 75.2% of net sales. During the nine months ended September 30, 2018 two customers accounted for 69.9% of net sales each representing, 50.3% and 19.6%, respectively. During the three months ended September 30, 2017, two customers accounted for 94.0% of net sales, each representing 79.1%, and 14.9%, respectively. During the nine months ended September 30, 2017 three customers accounted for 69.5% of net sales, each of these customers represented 33.6%, 22.9% and 13.0%, respectively.

At December 31, 2017, three customers accounted for 100% of total accounts receivable. Each of these three customers represented 46.5%, 34.9% and 18.6%, respectively.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. The allowance for doubtful accounts as of September 30, 2018 and December 31, 2017 was $0 and $32,663, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Cost of sales

Cost of sales is comprised of material costs, invoiced shipping costs and royalty expense.

Warrants

The Company recognizes the cost of warrants issued with debt as debt discount in the unaudited condensed consolidated financial statements which is recorded at the warrants relative fair value which is measured based on the grant date fair value of the award. The Company estimates the fair value of each warrant at the grant date by using the Black-Scholes option pricing model.

Stock based compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the unaudited condensed consolidated financial statements which is measured based on the grant date fair value of the award. Stock based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

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

Loss per Share

Loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted earnings loss per share is calculated by dividing the Company’s net income (loss) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants, stock options and convertible debt are not considered in the calculation as the impact of the potential common shares (15,993,998, shares and 12,981,000 shares for the nine months ended September 30, 2018 and 2017, respectively), would be to decrease net loss per share.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

The Company does not have an accrual for uncertain tax positions as of September 30, 2018 and December 31, 2017.  The Company files corporate income tax returns with the Internal Revenue Service and the States where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At September 30, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended September 30, 2018 or 2017.

Investments

We have an equity investment in a privately held entity as discussed in note 4. We account for investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable.

Reclassifications

Certain amounts in the December 31, 2017 balance sheet have been reclassified from accounts payable, related party to accrued interest, related party to conform to the September 30, 2018 presentation.  This reclassification had no effect on current liabilities in either period presented.

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

September 30, 2018

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features in ASC 470-20.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The Company has elected early adoption and the effects of this guidance are reflected in its unaudited condensed consolidated financial statements and there was no cumulative effect adjustment.

On August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments will become effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The Company has elected to implement this amendment beginning the first quarter of 2019.

NOTE 2 – PROPERTY AND EQUIPMENT

	September 30, 2018	December 31, 2017
Computer equipment	$13,032	$15,332
Equipment and furniture	136,734	133,940
Leasehold improvements	7,593	7,593
	157,359	156,865
Accumulated Depreciation	(67,514)	(52,275)
Property and Equipment - Net	$89,845	$104,590

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $18,770 and $18,414, respectively

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The following descriptions of convertible notes and notes payable refer to notes issued to related parties of the Company. For a description of convertible notes and notes payable to non-related parties of the Company see Note 5.

Convertible Notes Payable to Related Parties

Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value

July 2015	$500,000	$-	$-	$500,000
June 2018	$1,000,000	$444,416	$56,617	$612,201
July 2018	$250,000	$111,113	$13,699	$152,586
July 2018	$250,000	$111,109	$11,111	$150,002
	$2,000,000	$666,638	$81,427	$1,414,789
Convertible Notes Payable - Current	$500,000	$-	$-	$500,000
Convertible Notes Payable - Long Term	$1,500,000	$666,638	$81,427	$914,789

In July 2015, a member of the Company’s Board of Directors advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification was determined to not be material. During 2017, $42,500 was recorded as interest expense and $10,625 was included in payables at December 31, 2017. During 2017, the maturity date of the note was extended to July 2018 and then extended again in 2018 to July 2019. For the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $21,250 on the note recorded in accrued interest - related party. The note is included in the current liabilities section of the unaudited consolidated balance sheets.

On June 29, 2018, in connection with its June 2018 Offering (as defined in Note 5), the Company received $1,000,000 from an affiliate of a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated June 29, 2018, and (b) a two-year warrant dated June 29, 2018 to purchase up to 1,000,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by June 28, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $414,416 upon execution. The Company also incurred $30,000 of lender fees. During the three month and nine months ended September 30, 2018 accretion of debt discount was $56,617, and was included in other expenses on the statements of operations.

On July 2, 2018, in connection with its June 2018 Offering (as defined in Note 5), the Company received $250,000 from a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated July 2, 2018, and (b) a two-year warrant dated July 2, 2018 to purchase up to 250,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by July 1, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $103,613 upon execution. The Company also incurred $7,500 of lender fees. During the three month and nine months ended September 30, 2018 accretion of debt discount was $13,699, and was included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

On July 19, 2018, in connection with its June 2018 Offering (as defined in Note 5), the Company received $250,000 from a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated July 19, 2018, and (b) a two-year warrant dated July 19, 2018 to purchase up to 250,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by July 18, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $103,609 upon execution. The Company also incurred $7,500 of lender fees. During the three month and nine months ended September 30, 2018 accretion of debt discount was $11,111, and was included in other expenses on the statements of operations.

Notes Payable to Related Parties

Notes payable outstanding at September 30, 2018 consist of the following:
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value

August 2017	$100,000	$10,435	$5,745	$95,311
September 2017	$500,000	$52,166	$28,227	$476,061
October 2017	$500,000	$50,229	$23,256	$473,028
January 2018	$500,000	$50,590	$20,111	$469,521
March 2018	$200,000	$20,281	$5,695	$185,414
May 2018	$300,001	$30,452	$5,572	$275,121
	$2,100,001	$214,153	$88,606	$1,974,456

In August 2017, the Company issued an unsecured promissory note to its then in-house corporate counsel in the principal face amount of $100,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note is payable in full plus all unpaid interest by August 2019. In connection with the note, the Company issued five-year warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $10,435 upon execution of the promissory note. For the three months ended September 30, 2018, accretion of debt discount was $1,314. For the nine months ended September 30, 2018, accretion of the debt discount was $3,907. Accretion of debt discount is included in other expenses on the statements of operations.

In September 2017, the Company issued an unsecured promissory note to a member of its Board of Directors in the principal face amount of $500,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note is payable in full plus all unpaid interest by September 2019. In connection with the note, the Company issued five-year warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $52,166 upon execution of the promissory note. For the three and nine months ended September 30, 2018, accretion of the debt discount was $6,574 and $19,508 respectively, included in other expenses on the statements of operations.

In October 2017, the Company issued to Rio Vista Investments, LLC, a Nevada limited liability company (“Rio Vista”), (i) an unsecured promissory note in the principal face amount of $500,000 and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock. The note issued to Rio Vista bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to Rio Vista quarterly in cash. The note is payable in full by the Company, plus all unpaid interest, by October 26, 2019. Prepayment of all unpaid principal and interest may be made by the Company prior to the date of maturity without penalty or premium. Additionally, the Company issued to Rio Vista a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $50,229 upon execution of the promissory note.  For the three and nine months ended September 30, 2018, accretion of the debt discount was $6,330 and $18,784, respectively, included in other expenses on the statements of operations. A member of the Company’s Board of Directors is a beneficiary of certain trusts that own Rio Vista.

In January 2018, the Company issued an unsecured note to its then in-house corporate counsel in the principal face amount of $100,000.  The note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note was paid during the three month period ended March 31, 2018. In connection with the note, the Company issued five-year warrants to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $3,831 upon execution of the note. For the period ended March 31, 2018, accretion of the debt discount was $3,831, included in other expenses on the statements of operations.

On or about January 17, 2018, the Company received $500,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 16, 2018, maturing on October 26, 2019, in the principal face amount of $500,000, and (b) a warrant dated January 18, 2018 to purchase up to 50,000 shares of the Company’s common stock. A member of the Company’s Board of Directors is a beneficiary of certain trusts that own Rio Vista, the holder of this note and warrant. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by October 26, 2019. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under such note, based on the full principal amount. In addition to the foregoing, the Company must repay the note to Rio Vista within 30 days of the date the Company possesses an amount of cash equal to the outstanding balance of principal and interest due under the note plus an amount reasonably anticipated to be necessary to operate the Company over the succeeding 6 months. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $35,590 upon execution.  The Company also incurred $15,000 of lender fees. For the three and nine months ended September 30, 2018, accretion of the debt discount was $7,215 and $20,111, respectively, included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

On or about March 8, 2018, the Company received $200,000 from an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated March 8, 2018 and (b) a warrant dated March 9, 2018 to purchase up to 20,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 7, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $14,281 upon execution.  The Company also incurred $6,000 of lender fees. For the three and nine months ended September 30, 2018, accretion of debt discount and lender fees was $2,556 and $5,695, respectively, included in other expenses on the statements of operations.

On or about March 12, 2018, the Company received $200,000 from Boies Partners, Inc. (“BPI”), an accredited investor, and in exchange the Company issued to BPI (a) an unsecured promissory note dated March 12, 2018, and (b) a warrant dated March 12, 2018 to purchase up to 20,000 shares of the Company’s common stock. Alex Boies, a member of our Board of Directors, has no financial interest in or control over BPI and does not otherwise have any beneficial ownership in any securities owned by BPI, but BPI is owned by a family member of Alex Boies. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 11, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $14,279 upon execution.  The Company also incurred $6,000 of lender fees. For the three and nine months ended September 30, 2018, accretion of the debt discount and lender fees was $19,781 and $20,279, respectively, included in other expenses on the statements of operations. This note further provides that within 30 days of receipt of payment of any amount principal outstanding under the note, (the "Conversion Window") the note holder shall have the right to convert any portion of such payment into the Company’s common stock at the lesser of $3.00 per share or the lowest price per share of any sale by the Company of its common stock occurring between the date of the note and the end of the Conversion Window. This note was repaid during the three months ended June 30, 2018.

On May 2, 2018, the Company received $300,001 from an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated May 2, 2018, and (b) a warrant dated May 2, 2018 to purchase up to 30,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by May 1, 2020. The note contains a contingent conversion feature that allows the value of the note to be converted at $3 per share or such lower price at which the Company has issued stock subsequent to May 2, 2018, if any part of the principle balance is paid. The intrinsic value of contingent conversion will be determined and recognized when the contingency occurs. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $21,452 upon execution. The Company also incurred $9,000 of lender fees. For the three and nine months ended September 30, 2018, accretion of the debt discount and lender fees was $3,841 and $5,572, respectively, included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

Sales subject to the royalty agreement were $0 and $4,355 for the three months and $33,070 and $65,545 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and December 31, 2017, $0 and $319,441 of prepaid royalties, respectively, are available to be offset against future royalty obligations. Management recorded an allowance for collectability of $6,020 during the three months ended June 30, 2018 and $129,580 during the nine months ended September 30, 2018 which is included in general and administrative expenses. Sales during the third quarter were not subject to the royalty agreement.

Included in advance of future royalties was $203,208 in legal fees relating to patent defense.  During the nine months ended September 30, 2018, this amount was reclassified to an intangible asset patent defense fees, and was determined to be impaired and charged to general and administrative expenses.

Consulting Agreement

In March 2015, the Company entered into a consulting agreement with a former Director. The agreement had a term of nine months and required payments of $200,000 of which $200,000 was recorded as a component of general and administrative expense in the 2015 statement of operations. An obligation of $65,000 and $75,000 was payable to the former Director and is included in accounts payable at September 30, 2018 and December 31, 2017, respectively.

NOTE 4 – COMMITMENTS

Lease Commitments

The Company leases its office, building and laboratory space under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its warehouse in Okeechobee, which began September 1, 2016 and expired August 31, 2018. We are currently finalizing a new two year lease for this facility. Lease expense was $158,976 and $76,034 for the periods ended September 30, 2018 and 2017, respectively.

License and Business Development Agreement

On February 20, 2018, BAM Agricultural Solutions, Inc. (“BAM”), a wholly-owned subsidiary of the Company, and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman (the “Lichtinger Group”) entered into a License and Business Development Agreement Mexico, effective as of February 13, 2018 (the “Agreement”). Following consummation of the Agreement, the Lichtinger Group formed Agro Space Tech SA de CV de RV (“Agro Space”), a Mexican company, to which BAM will receive a twenty percent (20%) equity ownership interest. The Lichtinger Group will contribute up to $500,000 in capital into Agro Space, with BAM having no initial capital requirement. If Agro Space requires more than the initial $500,000 capital contribution, BAM will have a right to contribute capital pro rata and maintain its ownership percentage. As of September 30, 2018 Agro Space has been formed, but the Company had not received certificates for its equity ownership, and principal operations have yet to commence. The Company uses the cost method to account for its equity ownership interest due to its minority ownership and lack of management control as the remaining 80% ownership is equally owned by and all operational decisions are made by three individuals, all of whom are related. The recorded cost of the investment was $0 at September 30, 2018.

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

In February 2018 in addition to BAM receiving an ownership interest in Agro Space, Zero Gravity Solutions, Inc. ("Company") received $100,000 from the Lichtinger Group following the execution of the Agreement, to purchase shares of the Company pursuant to the Company’s 2016 private offering of shares of its common stock for $3.00 per share (See Note 6). The Agreement further provides that Agro Space will pay to BAM up to $900,000, in the aggregate, upon reaching specified milestones based on completing government/academic trials and revenue hurdles.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company provides funding and reimbursement for the costs incurred by NASA ARC under the SAA, and owns any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750 in fiscal 2016, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. For the period ended September 30, 2018 and 2017, $0 and $29,610, respectively, was expensed to research and development expense pursuant to the SAA.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

On June 29, 2018, the Company initiated a new private offering of its securities (the “June 2018 Offering”) to certain prospective accredited investors, including certain members of the Board of Directors and/or their respective affiliates (See Note 3), consisting of up to $2,000,000 of 10% secured convertible promissory notes (the “June 2018 Offering Notes”), and two-year warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share (the “June 2018 Offering Warrants”). The June 2018 Offering terminated on July 31, 2018, and consisted of one or more closings.

The following descriptions of convertible notes and notes payable refer to notes issued to non-related parties of the Company. For a description of convertible notes and notes payable to related parties of the Company, see Note 3.

Convertible Notes Payable to Non-Related Parties
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value

July 2018	$50,000	$22,231	$1,923	$29,692
July 2018	$50,000	$22,231	$1,923	$29,692
July 2018	$25,000	$11,116	$873	$14,757
July 2018	$250,000	$111,160	$9,233	$148,073
July 2018	$25,000	$11,115	$934	$14,819
July 2018	$50,000	$22,232	$1,924	$29,692
July 2018	$100,000	$44,464	$3,659	$59,195
	$550,000	$244,549	$20,469	$325,920

The Company received, in the aggregate, $550,000 from seven other current shareholders and issued June 2018 Offering Notes of $550,000 in exchange therefore, and June 2018 Offering Warrants to purchase, in the aggregate, up to 550,000 shares of the Company’s common stock. The relative fair value of the warrants of $228,049 and offering costs of $16,500 were recorded as debt discounts and are accreted over the term of the note. Pursuant to the June 2018 Offering, in the aggregate, the Company issued June 2018 Offering Notes having an aggregate principal balance of $2,050,000, and June 2018 Offering two year warrants to purchase  up to 2,050,000 shares of the Company’s common stock at $1.00 per share. The notes convert at $3.00 per share, unless the Company issues shares at a subsequent lower price, then the notes convert at that subsequent lower price. See Note 3 for $1,500,000 of June 2018 Offering Notes received by related parties. All June 2018 Offering Warrants issued were accounted for at their relative fair value of $853,518.  These values along with the related offering costs of $61,500, are recorded as debt discounts and are accreted over the term of the note.

Notes Payable to Non-Related Parties
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value
December 2017	$200,000	$18,652	$7,410	$188,758
January 2018	$100,000	$7,124	$2,486	$95,362
	$300,000	$25,776	$9,896	$284,120

In December 2017, the Company received $200,000 from an investor, and in exchange the Company issued the investor (a) an unsecured promissory note dated December 14, 2017, maturing on December 13, 2019, in the principal face amount of $200,000, and (b) a warrant dated December 18, 2017 to purchase up to 50,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the debt and warrants recorded resulted in a debt discount of $18,652 upon execution of the promissory note. For the three and nine months ended September 30, 2018, accretion of the debt discount was $2,351 and $7,410, respectively, included in other expenses on the statements of operations.

On or about January 18, 2018, the Company received $100,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 19, 2018, maturing on January 18, 2020, in the principal face amount of $100,000, and (b) a warrant dated January 19, 2018 to purchase up to 10,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the debt and warrants recorded resulted in a debt discount of $7,124 upon execution of the promissory note. For the three and nine months ended September 30, 2018, accretion of the debt discount was $898 and $2,486, respectively, included in other expenses on the statements of operations.

The Company has an outstanding note payable for financing corporate insurance premiums. The original principle value was $223,707. The note carries a rate of interest of 7.5% and is due in November 2018. The note calls for eleven payments of $19,353. The balance at September 30, 2018 was $38,706.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

NOTE 6 – EQUITY

2018 transactions:

Common Stock

Private placement offerings

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities for $3.00 per share of common stock.  Pursuant to the 2016 offering, during the nine months ended September 30, 2018, the Company sold 303,718 shares of common stock, received gross proceeds of $911,154, paid cash offering costs of $25,680, and issued fully vested, non-forfeitable warrants to purchase up to 7,490 shares of common stock with an exercise price of $3.00 per share to the placement agent. These warrants are netted in additional paid in capital as non-cash offering costs of the placement of $5,771.  Effective on June 28, 2018, the Company terminated its 2016 private offering.

Warrants

Warrants issued for services

During the nine months ended September 30, 2018, the Company issued fully vested, non-forfeitable five-year warrants to purchase up to 385,000 common shares at an exercise price of $3.00 per common share to employees and consultants for services rendered. The value of those services was $296,271, which was recorded as general and administrative expense.

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

In July 2018, the Company with the issuance, in the aggregate, of $550,000 secured promissory note to seven other current shareholders, issued June 2018 Offering Warrants to purchase, in the aggregate, up to 550,000 shares of the Company’s common stock. The relative fair value of the warrants recorded was $228,049 upon execution of the promissory notes.

Warrants issued with debt – related party

In January 2018, the Company issued to its then in-house counsel, in connection with the issuance of an unsecured promissory note in the principal face amount of $100,000, a five-year warrant to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the warrant recorded was $3,831 upon execution of the promissory note.

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

In May 2018, in connection with issuance of a $300,000 unsecured promissory note to an accredited investor, the Company issued a five-year warrant to purchase up to 30,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $21,452 upon execution of the promissory note.

In June 2018, in connection with issuance of a $1,000,000 secured convertible promissory note to an accredited investor made pursuant to the June 2018 Offering, the Company issued a two-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $414,416 upon execution of the promissory note.

In July 2018, in connection with the issuance of two $250,000 secured convertible promissory notes to a member of its Board of Directors made pursuant to the June 2018 Offering, the Company issued two, two-year warrants to purchase up to 250,000 shares of the Company’s common stock for a total of 500,000 shares at an exercise price of $1.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $103,613 and $103,609, respectively upon execution of the promissory note.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	9,664,733	$1.53
Granted	1,838,442	2.01
Exercised	(790,000)	2.00
Cancelled/Forfeited	-	-
Outstanding and exercisable - December 31, 2017	10,713,175	$1.86	2.8	$2,606,698
Outstanding - January 1, 2018	10,713,175	$1.86
Granted	2,577,490	1.14
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding and exercisable - September 30, 2018	13,290,665	$1.77	2.1	$2,687,519

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on September 30, 2018.

Stock incentive plan options

In November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares under the Plan. During the nine months ended September 30, 2018 the Company granted options to purchase up to 25,000 shares of common stock each, to two employees with an exercise price of $3.00 per share and a term of 10 years. The estimated fair value of $38,441 of the grants for the nine months ended September 30, 2018 was based upon the following management assumptions: For the nine month period ended September 30, 2018, expected dividends of $0, volatility of 101.7% based on comparative volatility, risk free interest rates of 2.58 - 2.69%, and expected term of the options of 5 years.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. As the Company does not currently have reliably determined historic stock prices, the Company uses management estimates of stock value. The Company uses historical data, among other factors, to estimate the expected option life and the expected forfeiture rate. The Company estimates expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods.  For employee, consultant and director stock based compensation, the Company used management's fair value estimates of $1.21 for the period September 30, 2018.

Stock option expense for the nine months ended September 30, 2018 was $146,277.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

The Company has elected to account for forfeitures as they occur.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	2,755,000	$1.25
Granted	440,000	3.00
Exercised	-	-
Cancelled/Forfeited	(30,000)	1.25
Outstanding - December 31, 2017	3,165,000	$1.49	8.5	$192,850
Exercisable - December 31, 2017	2,750,000	$1.27	8.2	$192,850
Outstanding - January 1, 2018	3,165,000	$1.49
Granted	50,000	3.00
Exercised	-	-
Cancelled/Forfeited	(1,595,000)	1.34
Outstanding - September 30, 2018	1,620,000	$1.56	7.9	$-
Exercisable - September 30, 2018	1,519,375	$1.30	8.4	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on September 30, 2018.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued fully vested, non-forfeitable five - year warrants to purchase 40,000 common shares at an exercise price of $3.00 per common share to consultants for services rendered, with a fair value of  $30,870.

In November 2018, the Company received $250,000 as an advance on inventory purchases from an affiliate of a Member of the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company began domestic product trials on multiple crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014 and expanded field applications with those and additional trial participants in subsequent years. Our trials show significant yield, nutritional value and biomass improvements for crops treated. We continue to use validation trials with growers to increase our understanding of application rates and protocols for our product and show its efficacy. These trials are critical in both market and product development efforts. During the past four years, the Company increasingly focused on obtaining third-party validated results, through studies with academic institutions and NASA, in accordance with the Company’s Space Act Agreement ("SSA").

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

We developed a ready to use, home and garden product, Gardener’s Choice, during 2017 for retail markets. Independent third parties successfully tested Gardener’s Choice for plant performance and consumer safety during 2018. During the fourth quarter of 2017, the Company showcased the product concept at a home and garden trade show and generated significant interest from prospective purchasers. During the first quarter of 2018, the Company introduced Gardener’s Choice directly to Ace Hardware retailers at their annual trade show. In October 2018, the Company attended and managed its show booth at the GIE+EXPO, considered to be the industry’s largest showcase for lawn and garden products distributed through home centers, dealers and retailers, in Louisville, Kentucky. The Company generated significant product interest and distributed in excess of one hundred and thirty product order forms to interested parties. We have received positive feedback from retailers and expect to secure purchase commitments for the product during the fourth quarter of 2018.

We believe we will obtain state registration for sale in all states in the United States, complete promotional material for Gardener’s Choice and have product available for distribution during the fourth quarter of 2018.

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

The Company manufactures its product in a manufacturing facility in Okeechobee, Florida, on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. Our manufacturing plant manager is an experienced biochemical engineer. We have made process improvements and equipment modifications to existing equipment to enhance efficiencies and improve quality control and assurance though September 30, 2018. Our process improvements more closely align production with a continuous flow production process. The Company expects to engineer, design and build a scale model of a continuous flow process manufacturing facility during 2019 given financial resources are available.

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

We successfully lab tested a dry formulation, which maintains the attributes of our product, during 2017. If the dry formulation produces the same efficacy as BAM-FX™, a concentrated liquid product, transportation and handling costs would be reduced significantly and we believe we could increase addressable markets due to lower cost to purchasers. We expect to continue developing new formulations and dry formulations in a laboratory setting, begin to perform efficacy trials and design a scale production process during the fourth quarter of 2018, with the intent of adding a number of new specialized products to our current product offering.

Although we have started and realized nominal product sales, we anticipate that in the near term, ongoing expenses, including product development, manufacturing process improvement, corporate administration and technical product support, will be funded primarily by proceeds from sales of our securities and debt.

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities consisting of 3,333,333 shares of common stock for $3.00 per share.  Through December 31, 2017, proceeds from the offering were $665,001 with offering costs of $53,200. During the nine months ended September 30, 2018, gross proceeds from the offering were $911,154 with cash offering costs of $25,680.  Effective June 28, 2018, the Company terminated its 2016 private offering.

On June 29, 2018, the Company initiated the June 2018 Offering of its securities to certain prospective accredited investors, including certain members of the Board of Directors and/or their respective affiliates, consisting of up to $2,000,000 of 10% secured convertible promissory notes, and two-year warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. During the nine months ended September 30, 2018, gross proceeds from the June 2018 Offering were $2,050,000, with cash offering costs of $61,500. The June 2018 Offering terminated on July 31, 2018, and consisted of one or more closings.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our unaudited Condensed Consolidated Financial Statements and accompanying notes. Note 1: Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our consolidated financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We define a critical accounting policy or estimate as one that is both important to our financial condition and results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe that the following are the critical accounting policies and estimates used in the preparation of our Condensed Consolidated Financial Statements. In addition, there are other items within our Condensed Consolidated Financial Statements that require estimates but are not deemed critical as defined in this paragraph.

Revenue Recognition

In accordance with ASC 606 we consider a contract with a customer, to be a signed agreement, a binding contract or other similar documentation reflecting the terms and conditions under which products are sold. We recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. This recognition generally occurs when the product is shipped to or received by the customer.

Going Concern

We adopted FASB ASU No. 2014-15, Presentation of Financial Statements- Going Concern, during the first quarter of 2016.  This standard defines management’s responsibility to evaluate conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable.  Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements. We have concluded that there is substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, but do not include any adjustments that might result if we were unable to do so.

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

Results of Operations - For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

For the three months ended	September 30,	September 30,
	2018	2017	$ Change	% Change

Revenue	$11,635	$4,355	$7,280	167.2%

Cost of Revenue	2,476	375	2,101	560.3%

Gross Profit	9,159	3,980	5,179	130.1%
Operating Expenses	1,019,766	1,533,925	(514,159)	(33.5)%

Loss from Operations	(1,010,607)	(1,529,945)	519,338	33.9%

Other Income / (Expense)	(253,846)	(21,446)	(232,400)	(1,083.7)%

Net Loss	$(1,264,453)	$(1,551,391)	$286,938	18.5%

Net Loss per Share - Basic and Diluted	$(0.03)	$(0.04)	$0.01	25.0%

Revenue for the three months ended September 30, 2018 was $11,635, an increase of $7,280 or 167.2% over $4,355 for the three months ended September 30, 2017. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. In general, growers are sensitive to perceived usage risks and any incremental cost associated with new agricultural products, generally continuing their use of traditional lower cost but less effective chelated zinc and copper products. The Company addressed its product pricing in 2017 and adjusted wholesale and retail prices during the first quarter of 2018 to provide growers a more compelling return on their product purchase.

For the three months ended September 30, 2018, cost of revenue was $2,476, an increase of $2,101 over $375 reported during the same period in 2017. The increase in cost of revenue is directly related to our increase in revenue for the period ended September 30, 2018 over 2017.

Operating Expenses decreased by $514,159 to $1,019,766 for the three months ended September 30, 2018 compared to $1,533,925 for the three months ended September 30, 2017, or 33.5%. The decrease in operating expense is primarily due to a decrease in audit fees of $40,301, a decrease in consulting and professional fees of $108,649 a decrease of $195,425 in non-cash equity compensation paid to consultants, board members and employees, and a decrease in employee and employee related benefits and travel expense of $166,022. These decreases were primarily offset by and an increase in legal fees of $20,338.

Other Expense for the three months ended September 30, 2018 increased by $232,400 to $253,846 from $21,446 for the period ended September 30, 2017. The increase in other expense is primarily due to an increase in interest expense of $101,287 and an increase in accretion of debt discount of $130,303 in connection with the Company’s issuance of notes.

Net Loss for the three months ended September 30, 2018 decreased by $286,938 to $1,264,453 from net loss of $1,551,391 for the three months ended September 30, 2017. The decrease in net loss is primarily due to a decrease in operating expenses for the period ended September 30, 2018 of $514,159, offset by an increase in other expense of $232,400.

Results of Operations - For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

For the Nine Months ended	September 30,	September 30,
	2018	2017	$ Change	% Change

Revenue	$44,705	$65,545	$(20,840)	(31.8)%

Cost of Revenue	7,754	12,355	(4,601)	(37.2)%

Gross Profit	36,951	53,190	(16,239)	(30.5)%
Operating Expenses	3,691,813	5,763,147	(2,071,334)	(35.9)%

Loss from Operations	(3,654,862)	(5,709,957)	2,055,095	36.0%

Other Income / (Expense)	(460,653)	(48,161)	(412,492)	(856.5)%

Net Loss	$(4,115,515)	$(5,758,118)	$1,642,603	28.5%

Net Loss per Share - Basic and Diluted	$(0.10)	$(0.15)	$0.05	33.3%

Revenue for the nine months ended September 30, 2018 was $44,705, a decrease of $20,840 or 31.8% over $65,545 for the nine months ended September 30, 2017. The decrease in revenue is primarily due to non-recurring product stocking orders from distributors during the nine months ended September 30 2017 in states with limited grower trials during 2017 and 2018. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX™ to their crops. In general, growers are sensitive to perceived usage risks and any incremental cost associated with new agricultural products, generally continuing their use of traditional lower cost but less effective chelated zinc and copper products. The Company addressed its product pricing in 2017 and adjusted wholesale and retail prices during the first quarter of 2018 to provide growers a more compelling return on their product purchase.

For the nine months ended September 30, 2018, cost of revenue was $7,754, a decrease of $4,601 over $12,355 reported during the same period in 2017. The decrease in cost of revenue is directly related to our decrease in revenue for the period ended September 30, 2018 over 2017.

Operating Expenses decreased by $2,071,334 to $3,691,813 for the nine months ended September 30, 2018 compared to $5,763,147 for the nine months ended September 30, 2017, or 35.9%. The decrease in operating expense is primarily due to a decrease in audit fees of $137,951, a decrease in non-cash inducement costs of $926,855, a decrease in consulting and professional fees of $426,848, a decrease of $467,213 in non-cash equity compensation paid to consultants, board members and employees, and a decrease in employee and employee related benefits and travel expense of $396,347. These decreases were primarily offset by the increase in impairment costs and write off of royalty advance  of $332,788.

Other Expense for the nine months ended September 30, 2018 increased by $412,492 to $460,653 from $48,161 for the nine months ended September 30, 2017. The increase in other expense is primarily due to an increase in interest expense of $208,075 and an increase in accretion of debt discount of $203,065 in connection with the Company's issuance of notes.

Net Loss for the nine months ended September 30, 2018 decreased by $1,642,603 to $4,115,515 from net loss of $5,758,118 for the nine months ended September 30, 2017. The decrease in net loss is primarily due to a decrease in operating expense for the period ended September 30, 2018 of $2,071,334, offset by a decrease in gross profit of $16,239 and an increase in other expense of $412,492.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 decreased by $83,000 to $3,398,000 from $3,481,000 for nine months ended September 30, 2017. The decrease in net cash used in operating activities is primarily due to a decrease in net loss of $1,643,000, an increase in impairment expense of $203,000, an increase in reserve for advances on future royalties of $130,000, an increase in amortization of debt issuance costs of $203,000, and a decrease in inventory of $42,000, offset by a decrease in accounts payable and other payables of $631,000, a decrease in non-cash warrant modification expense of $927,000, a decrease in common stock issued for services of $150,000 and a decrease in warrants issued for services of $359,000 and a decrease in collections of accounts receivable and prepaid expenses of $225,000.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $11,000 due to a decrease in payment for intellectual property of $7,000 and a decrease in cash paid to purchase equipment $4,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $377,000 to $3,772,000 for the nine months ended September 30, 2018 from $3,395,000 for the nine months ended September 30, 2017. The increase in net cash provided by financing activities is due primarily to an increase in proceeds from the issuance of notes payable to related parties of $2,700,000 and notes payable of $750,000 offset by a decrease in proceeds from exercise of warrants by related parties of $1,185,000, a decrease in proceeds from sale of common stock net of payment of offering costs of $954,000, an increase in payment of notes payable of $270,000 and an increase in payment of offering costs on related party debt of $64,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2018 business plan may exceed $350,000 per month. This expense rate is primarily due to: an increase in costs of additional personnel, personnel-related costs and promotional expenses to develop markets for domestic and international sales of our product, BAM-FX™, our retail product, Gardener’s Choice, and our cannabis market product introduction; improvements to our manufacturing facility and processes; and, research and product development related expense for expansion of our product line, product improvement and dry formulation. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the September 30, 2018 unaudited condensed consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect to need to operate the business through the third quarter 2019.

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

Adequate additional financing may not be realized from a private offering or otherwise may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Cash on Hand

As of September 30, 2018, the Company had a cash balance of approximately $382,000 compared to a cash balance of approximately $14,000 as of December 31, 2017.

Total assets were approximately $710,000 and $740,000 at September 30, 2018 and December 31, 2017, respectively. Working capital (deficit) was $(420,000) and $(1,225,000) at September 30, 2018 and December 31, 2017, respectively. The decrease in working capital deficit of $805,000 during the period was primarily due to cash provided by financing activities of $3,772,000 offset by cash used in operating activities of $3,398,000. Total stockholders’ deficit increased by $1,844,000 to $(3,814,000) at September 30, 2018 from $(1,969,000) at December 31, 2017.

Outlook

Required Capital Over the Next Year

Due to the fact that our product, BAM-FX™, is new in the agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. We will need additional funding to cover 2018 expenses. Subsequent to December 31, 2017 through September 30, 2018, we issued 303,718 shares of common stock pursuant to our private offering for approximately $911,000 in gross proceeds.

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

In June 2018, in connection with issuance of a $1,000,000 secured promissory note to an accredited investor made pursuant to the June 2018 Offering, the Company issued a two-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $414,416 upon execution of the promissory note.

In July 2018, in connection with issuance of a $1,050,000 secured promissory note to accredited investors made pursuant to the June 2018 Offering, the Company issued a two-year warrant to purchase up to 1,050,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $435,271 upon execution of the promissory note.

In November 2018, the Company received $250,000 as an advance on inventory purchases from an affiliate of a related party.

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

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the unaudited Condensed Consolidated Financial Statements, included in Note 1.

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

 Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any current or pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The transactions below were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder the Securities Act. All proceeds received in connection with any of the following transactions, as applicable, were used for general working capital purposes.

On June 29, 2018, the Company initiated a new private offering of its securities (the “June 2018 Offering”) to certain prospective accredited investors, including certain members of the Board of Directors and/or their respective affiliates, consisting of up to $2,000,000 of 10% secured convertible promissory notes (the “June 2018 Offering Notes”), and two-year warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “June 2018 Offering Warrants”).  An accredited investor and member of our Board of Directors provided additional funding of $250,000 on July 2, 2018 and an additional $250,000 on July 17, 2018, and the Company issued June 2018 Offering Notes in exchange therefore, with maturity dates of July 2, 2020 and July 17, 2020, respectively, and June 2018 Offering Warrants to purchase, in the aggregate, up to 500,000 shares of the Company’s common stock.  In addition, during July 2018, the Company received, in the aggregate, $550,000 from seven other current shareholders and issued June 2018 Offering Notes in exchange therefore, and June 2018 Offering Warrants to purchase, in the aggregate, up to 550,000 shares of the Company’s common stock.  Pursuant to the June 2018 Offering, in the aggregate, the Company issued June 2018 Offering Notes having an aggregate principal balance of $2,050,000, and June 2018 Offering Warrants to purchase  up to 2,050,000 shares of the Company’s common stock.  The June 2018 Offering terminated on July 31, 2018.

During the three months ended September 30, 2018, the Company issued fully vested, non-forfeitable five-year warrants to purchase shares of the Company’s common stock at an exercise price of $3.00 per share (“Provider Warrants”) to employees and consultants for services rendered to purchase, in the aggregate, up to 95,000 shares of the Company’s common stock.  Following September 30, 2018, the Company issued Provider Warrants to purchase, in the aggregate, up to 40,000 shares of the Company’s common stock to employees and consultants for services rendered.  During 2018, in the aggregate, the Company has issued Provider Warrants to purchase up to 425,000 shares of the Company’s common stock to employees and consultants for services rendered.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

No.	Description of Exhibit	Note
3.1	Certificate of Incorporation, Amendments to Articles of Incorporation and Articles of Merger	(2)
3.2	Second Amended and Restated By-Laws of the Company	(3)
10.1	Form of 10% Secured Convertible Promissory Note used in the June 2018 Offering.	(4)
10.2	Form of Warrant used in the June 2018 Offering.	(4)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended September 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.	(1)

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

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: November 19, 2018	By:	/s/ Timothy A. Peach
Timothy A. Peach, Acting Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer
(Principal Accounting Officer)