Form 10-K
period 2018-12-31
Zero Gravity Solutions, Inc.
filed 2019-10-17
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2018

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

Title of Class
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”,  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐     No ☑

As of June 30, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $24,552,892 based on management's estimate of fair value (as there have been nominal to no trades that have occurred in the past twelve months on OTC Pink).

As of October 16, 2019, the registrant had 39,249,863 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

ZERO GRAVITY SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2018

i

FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in any filings we make with the U.S Securities and Exchange Commission (“SEC”). Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Company Overview

Organizational structure

Zero Gravity Solutions, Inc. a Nevada corporation (including its predecessors, “we”, “us”, “our”, the “ Company”, “ZGSI” or the “ Registrant”), is an agricultural based biotechnology company focused on commercializing technology derived from, and designed for long term spaceflight and planetary colonization with significant applications to agriculture on earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including climate change stress and soil degradation threats to agricultural production and the increasing inability to feed the world’s rapidly growing population. The Company’s business model is focused on its primary technology application, BAM-FX® which is a cost effective, ionic nutrient delivery platform and stimulant for plants that promotes the delivery of minerals and micronutrients systemically. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are conducted in our wholly owned subsidiary, BAM Agricultural Solutions, Inc. (“BAM.”) and our 98% owned subsidiary, Specialty Agricultural Solutions, Inc. (“SASI”). BAM oversees BAM-FX®’s commercial introduction and business development through product trials and validation with crop growers and distributors that have established business networks in agricultural markets, manufacturing, sales and agronomy support. In addition, BAM manages the introduction of Gardener’s Choice®, a ready to use product for the home and garden retail markets. SASI, which was incorporated in 2018, is introducing a commercial product for sale by hydroponic legal cannabis and hemp grow operations. Zero Gravity Life Sciences Inc. (“ZGLS”) was originally formed for space research projects, life science applications of our technology and conducting research on future BAM product lines. ZGLS is currently inactive.

Operating Activity Overview

The Company is focused on near-term revenue generation through:

●	the commercial roll out of BAM-FX®, to domestic and international agricultural markets;
●

the introduction of Gardener’s Choice®, a ready to use home and garden product, sold in a spray bottle configuration, which targets flower and vegetable garden enthusiasts through home and garden retail outlets; and

●	the development of retail and commercial markets for BAM-FX® aimed at legal growers of cannabis and hemp.

BAM-FX® is an enabling technology platform, registered as a fertilizer application in fifty (50) domestic states and approved for commercial import and sale in Chile, Colombia, China, Paraguay, India and Brazil.  Gardener’s Choice® is a product derived from the core BAM-FX® technology registered as a fertilizer application and approved for sale in all fifty (50) domestic states.

During 2018, the Company prudently devoted resources to domestic and international trials with growers and independent third parties for both commercial and retail, ready to use, products.

Commercial agricultural markets generally adopt new products after multiple years of successful trials showing consistent results. The Company believes that BAM-FX® will gain market recognition and acceptance as it continues technical product development and support for application timing and dosage rates, validation of the technology attributes and proper product pricing providing growers an appropriate return on their investment. The Company conducted commercial trials on high value crops domestically and internationally during 2018.

The Company, through its affiliation with Nurture Earth, a technology development and outsource research and development company headquartered in Aurangabad, India, conducted extensive product development trials on claims and efficacy of Gardener’s Choice® in 2018. In addition, research and trial work performed on pigeon pea and pomegranate showed BAM-FX® applications activated natural latent plant defenses to limit or eliminate the impact of biotic pathogens. The pathogens include aspergillus or collar rot on newly germinated pigeon pea and Telya disease or bacterial blight in pomegranate.

The Company also conducted significant domestic trials on avocado and wine grape during 2018. The avocado trials are conducted in cooperation with the California Avocado Commission and with our distribution partner in Mexico. Early trial results have shown improvement in micronutrient and chlorophyll levels. Yield and quality results from these trials are expected in 2019. Wine grape trials in California commenced in May 2018 treating 40 acres of Pinot Noir grapes against 40 acres of control and concluded during the fourth quarter of 2018. Yield and quality results in treated vines, which were under pressure from a viral disease, red blotch, matched the quality and yield of the untreated control without pressure from red blotch. The wine grape trial reinforced the Company’s claim that BAM-FX® causes a latent plant defense response to enable a plant to withstand biotic stresses.

Business development in China, India and the Philippines continued through the efforts of consultants and distributors during 2018. The efforts included, but were not limited to, trials on wine grape, vegetables, cotton and flowers. The Company has distribution partners in China and Philippines and has identified potential distribution partners in China. We expect to generate orders and product sale revenue through the distributors’ networks in each of these countries during 2019.

We engaged with a potential distributor in Brazil, DallGree Comercio de Productos Agricola, EIRELI, (“Dallgree”) beginning in 2017 and continued developing the business relationship through 2018. Dallgree ordered 250 gallons of product during 2018 for sale and market development trials with growers on soybean, corn, vegetable and sugar cane crops, the majority of which showed crop benefits during the year. We expect to execute a business development and distribution agreement with Dallgree during the second half of 2019.

BAM, entered into a License and Distribution Agreement during 2018 with a group of Mexican businessmen having longstanding relationships within the Mexican agricultural markets and a successful history in building companies in Mexico and in the U.S. The initial crop introduced to growers under this agreement for trial and registration for import and sale was avocado.

Throughout 2018, the Company continued product and market development of Gardener’s Choice® and received initial purchase orders from certain big box home and garden retailers during the fourth quarter of 2018 which were fulfilled in 2019. In order to produce and deliver upon expected demand, the Company engaged Assemblies Unlimited, a national full turnkey contract packaging, contract filing and fulfillment services provider for the Gardener’s Choice® product line.

The Company expects international distributors to purchase commercial quantities of BAM-FX® and domestic retail entities to order or purchase the Company’s home and garden, ready to use product, Gardener’s Choice® during 2019.

Domestic commercial activity:

The Company began conducting domestic product trials on a variety of crops in laboratory and academic settings as well as in-field applications on grower/end-user crops during 2014. Trials continued in subsequent years on a variety of field crops, vegetables and fruits, a number of which were validated by independent accredited third-party laboratories or academic institutions, showed significant yield, nutrient and biomass improvements for crops treated.

In excess of one hundred and fifty trials were conducted during 2017. The trials included grower experience, universities and independent third-party laboratories on crops including, but not limited to, tomato, grape, berry, onion, soybean, wheat, cotton, melon, stone fruit, corn, tobacco and cannabis. For commercial markets to develop, multi-year third-party validation trials are necessary. A number of third-party validation trials planned for 2017 were not funded due to lack of financial resources. As a result, our agronomists and certified crop advisors confined their 2017 efforts to identifying appropriate product application timing in crop growth cycles and dosage rates to maximize yield, quality and plant health.

In 2018, the Company targeted a limited number of crops that have high market value for the grower and have shown significant yield and quality improvement from prior tests. We believe BAM-FX® can produce a significant return on investment for growers of high value crops, which will then provide the Company an opportunity to penetrate agricultural input markets with a shorter market acceptance period.

The Company targeted grape, avocado, berries, soybean, tobacco and certain vegetable crops during 2018. Based on significant improvements in yield and quality on medicinal cannabis from testing with growers in Mendocino and Humboldt Counties in California, the Company added legal cannabis to its list of target crops for 2018. Revenue focused trials which continue in progress, are conducted in cooperation with the California Avocado Commission. Early trial results have shown improvement in micronutrient and chlorophyll levels and appear to have increased the tree canopy, which allowed the tree to shield most of its emerging fruits from a frost in early 2019. The control did not express an increase in canopy and showed significant loss. A positive revenue focused trial on wine grape concluded in December 2018 showing BAM-FX®’s ability to control the spread of virus in the plant. We believe, based on the results of our work in avocado and wine grape, both participants and grower observers will begin incorporating BAM-FX® into their nutrition programs in 2019.

The Company’s market strategy is to develop relationships with potential channel partners. In general, a channel partner is an established agricultural input distributor and/or service provider with which the Company has executed a distribution agreement. Three domestic distribution agreements were signed during 2016 and two domestic distribution agreements were signed in 2017. No domestic distribution agreements were signed in 2018. Although we expected our domestic channel partner strategy would begin generating product revenue during the 2018 growing season, the Company did not have sufficient financial resources to provide sustained technical support for the product introduction process with the distributors’ customers.

During 2018 while continuing to pursue a channel partner strategy and our technical product development fieldwork, the Company expanded its approach and began discussions with three large prospective domestic agricultural industry leaders and a number of regional agricultural input distributors. The objective was to explore technological synergies and product integration strategies incorporating BAM-FX® into existing product lines to enhance the effectiveness of these products. We believe the Company’s technology is a delivery platform or product enhancement that, when incorporated into other agricultural products, such as fertilizer, the resulting product's effectiveness and grower return on investment is improved. The Company plans to continue its 2018 product integration discussions and technology development with these agricultural industry leaders recognizing that the benefit of these efforts will not result in near term revenues, instead are a part of a longer term product integration and licensing strategy.

         During 2018, we were introduced to a potential strategic partner with an interest to incorporate BAM-FX® into an existing commercial product. The potential strategic partner is a company owning a large portfolio of agricultural and outdoor product brands and has annual net revenue in excess of two billion dollars. We participated in a competitive trial conducted by a third party laboratory.  The trial compared BAM-FX® performance results with the results of another name brand plant food supplement product on tomato, vinca and turf. Overall, BAM-FX® results showed favorably. We are continuing product development integration by testing the dry formulation in conjunction with the potential strategic partner’s brand fertilizer.

International commercial activity:

International business development efforts begun in 2015 continued throughout 2018. The Company’s international business strategy, in general, is to engage existing agricultural entities, which have strong distribution channels within a country, that are financially able to introduce new products into local agricultural markets. We have initiated business development activities through existing management relationships or trusted referrals. The Company undertakes the cost of developing the relationship, provides technical product support including research, trial data and product application protocols. The local entity contracts directly with the Company and incurs the cost of business development efforts within the country. By the end of 2018, we completed three years of product efficacy and business development work in India, and two years of product efficacy and business development work in China, Philippines and Brazil. We have found that the product acceptance cycle internationally, although subject to replication of results, is shorter than the domestic acceptance cycle. BAM-FX® is approved for commercial import and sale in Chile, Colombia, China, Paraguay, India and Brazil.  We expect to obtain government approval for import and sale in Philippines and Mexico during 2019.

           We employ the technical talents of certified crop advisors and agronomists, both domestically and internationally, to support our commercialization and revenue generation efforts. During the second half of 2017, the Company began to focus on crops with high market value for growers enabling the grower to realize a return on the cost of purchasing and applying BAM-FX® As a result of the change in focus, the Company began and continued through 2018 to reduce the number of technical consultants and advisors employed domestically. In India and China, the Company has maintained or increased the use of contracted technical and business development talent to introduce BAM-FX® into those markets.

           During the third quarter of 2016, the Company formed an agronomy and science team to integrate agronomy and crop advisor personnel and centralize technical product know-how in Asia and North and South America. The domestic agronomy and science team provided technical support to growers and channel partners in domestic and international markets during 2018.The team maintains the Company’s relationships with science advisors at the NASA-Ames Research Center (“ NASA ARC”), which were developed pursuant to a Reimbursable Space Act Agreement (“ RSAA”) executed in January 2016. Due to lack of adequate resources, we were unable to continue our research work pursuant to the RSAA during 2018.

           The Company expects to increase its agronomy support to international markets in 2019 as those changes are necessitated by business development efforts with expectation of product revenue.

Paraguay

The Company executed an exclusive distribution agreement with a distributor in Paraguay during 2016. In collaboration with that distributor, the Company completed Paraguay’s government product testing requirements for commercial import and obtained import approval from Servicio Nacional de Calidad y Sanidad Vegetal y de Semillas (“SENAVE”), the government agency overseeing agricultural imports. BAM-FX® tests were successfully completed by the Paraguay Agricultural and Technological Center in January 2017 and submitted to SENAVE. BAM-FX® was registered and approved for commercial sale in Paraguay during the second quarter of 2017.

The distributor in Paraguay completed commercial soybean trials and compiled results from trials begun in 2017 during the first quarter of 2018, which showed grower benefits resulting in an increased return on their investment. Due to the distributor’s complete shift of resources to other endeavors, we are currently evaluating and exploring other distributors to exploit this market. Although we recognize the significant market potential in Paraguay, the Company expects to cautiously approach business development efforts when sufficient resources permit.

Brazil

BAM-FX® was introduced to Brazil during 2016. The Company contracted with Fundacao de Apoio A Pesquisa Agricola, a private nonprofit entity established under the laws and registered with the Brazilian government, which provided positive product test results for the Brazilian government’s product registration and import approval process. A Brazilian channel partner, DallGree, was identified during 2017 and introduced to the Company by one of the Company’s agronomy and science consultants affiliated with the University of Florida, familiar with agricultural markets and distributors in Brazil. During the first and second quarters of 2019, one of our agronomy team provided technical support and business development assistance to DallGree, in meetings with multiple Brazilian growers applying BAM-FX®. We expect to finalize a distribution agreement with DallGree during the second half of 2019.

Colombia

           BAM-FX® was introduced into Colombia during 2016.  The Company contracted with an independent Colombian laboratory during 2016 to test and provide evidence of effectiveness of BAM-FX® for the Colombian government’s registration and approval to commercially import product, which we received during 2017. The Company engaged an import-export company in Colombia during 2016 to introduce BAM-FX® to commercial agricultural markets in Colombia, pursuant to a foreign business development consulting agreement. The Company terminated the agreement in 2018 and we are working with a business development consultant to identify a Colombian distributor to sell, market and distribute BAM-FX® within Colombia.

India

Pursuant to a non-exclusive distribution agreement executed in 2015 for certain countries in the Asia-Pacific markets, a distributor engaged a potential sub-distributor in India during 2016, Nurture Earth. During 2018 the Company terminated the non-exclusive distribution agreement and continued business development efforts in India directly through Nurture Earth.

Nurture Earth, in addition to providing technical support for product development of BAM-FX® and Gardener’s Choice® during 2017 and 2018, conducted trials with a number of target customers, both large agricultural users and distributors. Foliar applications and seed treat trial work showed yield improvements on vegetables of approximately fifty percent (50%), cotton approximately twenty-eight percent (28%) and tomato approximately forty eight percent (48%) of harvested fruit weight and approximately eighty three percent (83%) in seeds. Seed treat results on pigeon pea showed positive germination and in excess of a ninety percent (90%) survival rate when exposed to a fungus, aspergillus, against a control survival rate of less than ten percent (10%).

During the first quarter of 2019, Nurture Earth began treating fifteen (15) plants infected with bacterial blight, Telya disease, out of a total population of five hundred and fifty (550) pomegranate plants. Telya has no known cure, reduces fruit yield by up to 90% and is widely spread in India. Although subject to additional observation and testing, it appears that the BAM-FX® treatment arrested the spread of the bacterial blight and promoted plant regeneration.

The Company, with the assistance of Nurture Earth, obtained approval from the Indian government to import BAM-FX® for commercial sale during the first quarter of 2019. We believe growers and sub-distributors in India identified by Nurture Earth will begin purchasing and applying our product in 2019. We received a product purchase order from Nurture Earth and expect to fulfill that order in the fourth quarter of 2019.

China

The Company contracted a business development entity with offices in the U.S. and China, Asia 21 Communications, LLC (“Asia 21”), as its project manager for marketing and product testing in China during 2017. The results of the trials during 2017 in China were positive in certain crops and have encouraged growers to replicate the trials in 2018, the second year of tests in grapes, rice and tobacco. Trials in wheat, soybean, berries, tomato and stone fruit showed either marginally improved crop yield or yield less than ten percent (10%), which growers consider statistically insignificant. We believe these marginal results are due to application protocols, which were not optimized. Trials with wine grape, conducted successfully in 2017, were replicated in 2018, showing marginal improvement primarily due to growers’ limited use of nutrient programs in one out of five years of which 2018 was a permitted year. Although trial results were positive, we have been asked to conduct one additional trial in 2019, a year, in which, nutrient programs are not permitted.

On February 12, 2018, the Company was notified that BAM-FX® was approved for import and commercial sale within China.

A number of potential distributors have been identified in China, however, the Company has no formal distribution agreements with distributors in China, at this time. Although we hope to generate nominal revenue from sales to growers through Asia 21 during 2019, we do not expect to generate significant revenue through distributors in China during 2019.

Chile

After a review of ongoing costs associated with the Company’s operations in Chile and potential for near term commercial sales and collection of accounts receivable, the Company determined during the fourth quarter of 2017 that the cost associated with penetrating and maintaining the Chilean market would require significant additional resource commitments during 2018, which we determined would be better utilized in markets with shorter term sales prospects. The Company began supporting the Chilean operations financially during 2015. Initially the Company expected the Chilean operation would obtain and provide its own financing to support operating as a distributor in the country. Despite successful trials conducted in Chile, the expected funding was not secured by the potential Chilean distributor. We believe it is necessary to engage an established and financially stable distributor to continue developing the market for BAM-FX® in Chile. The Company expects to resume business development efforts when financial resources are available to identify, engage and support a distributor.

Mexico

On February 20, 2018, BAM and a group of Mexican businessmen (the “Lichtinger Group”) entered into a License and Business Development Agreement Mexico, effective as of February 13, 2018 (the “Business Development Agreement”). Following consummation of the Agreement, the Lichtinger Group formed Agro Space Tech SA de CV de RV (“Agro Space”), a Mexican company, to which BAM received a twenty percent (20%) equity ownership interest. This interest was recorded with the formation of the Company, but we did not receive certificates. The Business Development Agreement provides Agro Space with the exclusive right to import, package, sell and distribute BAM’s product lines and promote its brand, as well as other “white label” brands as they are introduced, in the Mexican markets, and a limited manufacturing right to modify the presentation of BAM’s products and dilute such products, all during the term of the Business Development Agreement. Trials with avocado growers began in the fourth quarter of 2018 with final results during the fourth quarter of 2019.  During the second quarter of 2019, Agro Space began trials on berry crops. We expect our agronomy team will continue to work with Agro Space’s agronomy expert in Mexico during 2019 to develop protocols through numerous tests of BAM-FX® in diverse geographies and soils. We believe Agro Space will obtain approval for import and sale of product in Mexico during 2019. Assuming the success of the trials and receipt of import approval, we anticipate commercial product introduction efforts could begin in 2019.

 Haiti

             During the fourth quarter of 2017, the Company entered into a distribution agreement with a group for product sale and distribution to the government of Haiti. Although we expected an initial order of 50,000 gallons of BAM-FX® during 2018, due in part to political problems within the country, we do not expect orders will be forthcoming in 2019, if at all.

Domestic Retail Market Activity

During 2016, the Company investigated entering the home and garden retail market with a specially formulated ready to use offering of BAM-FX®. During 2017, the Company applied for the trademark, Gardener’s Choice®, the name of the retail product and on January 10, 2018 received notice of allowance from the USPTO.

Although we expected to test market acceptance using pilot programs in certain big box stores during 2017, the Company determined that additional product development work was needed. During 2017, product efficacy, stability and safety validation work, including corrosivity, was expanded with the assistance of Nurture Earth and completed during the third quarter of 2018. Product formulation was refined for the ready to use markets during 2018. Efficacy testing was successfully performed on a wide range of home and garden flowers and vegetables. Product configuration and artwork were finalized during the fourth quarter of 2018. The Gardener’s Choice® label was registered with and the product approved for sale by all state regulatory agencies during the first quarter of 2019. Product artwork was finalized for production during the first quarter of 2019.

As part of Gardener’s Choice® product introduction strategy, the Company displayed product at and staffed a booth at the GIE Expo 2017 and 2018 and the Ace Hardware 2018 Spring and Fall Conventions to showcase the product. During the fourth quarter of 2018, our representatives also attended the Great Lakes Expo and PLMA, Private Label Trade Show. We delivered orders for Gardener’s Choice® counter displays and aisle displays in the first and second quarter of 2019. Our response from attending industry trade shows, including the Ace Hardware 2018 Fall Convention and the GIE Expo 2018 during October 2018, and initial marketing efforts to several co-op and big box buyers at both regional and national levels has been positive and generated interest in 2019 product placement.

             We have developed an overall marketing strategy for introduction and promotion of Gardener’s Choice® including print and social media. One component of our strategy incorporates educational programming on certain internet platforms. Sales and presentation materials for retail consumers and buyers and retail point-of-sale displays are being developed to deploy during 2019.

The Company engaged two senior level retail sales and marketing consultants during 2018 with existing sales representative networks to introduce and place product in regional and national big box retail outlets, including Ace Hardware. We also engaged a senior level retail marketing professional to introduce and place product in national lower cost retail and health care retail stores to broaden product exposure and customer experience.

We have engaged a product contract packaging company, Assemblies Unlimited, for product bottling, packaging and logistics assistance. Assemblies Unlimited has production capacity to handle our requirements, based on expected product orders, in the foreseeable future.

Specialty Crop Activity

In 2016, a licensed grower in Mendocino Country provided the Company anecdotal information on significant yield improvement the grower realized by applying BAM-FX® to cannabis plants. The grower conducted the work without the Company’s participation. As a result of yield improvement reported, the Company participated in two independent trials during 2017 on medical cannabis in California with growers licensed with the State of California. A trial in Mendocino County resulted in an increase in cannabinoid levels from 15% in the control crop to approximately 23% for the crop treated with BAM-FX®. Complete yield results were not available for this trial as wildfires caused partial crop damage. A second trial in Humboldt County, California, with a licensed grower, showed an approximate forty four percent (44%) yield increase using BAM-FX® over the control group.

With the positive trial results obtained and the number of inquiries the Company received about the use of BAM-FX® on cannabis crops during the fourth quarter of 2017, the Company added cannabis and hemp as target crops for 2018. The Company restricted its business activities to sale and distribution of product to stores catering to cannabis growers, providing the picks and shovels to growers.

During the second quarter of 2018, the Company engaged a master cannabis grower as a subject matter expert consultant to assist with understanding the market and developing retail markets in Michigan, Colorado, California and Oklahoma. Product was introduced to Michigan grow stores using one ounce samples for counter display and product advertising in the Michigan Medical Marijuana Report. Due to positive response from growers’ tests of the one-ounce samples, during the fourth quarter of 2018 we began selling product to grow stores. Customers began purchasing product resulting in store reorders in the first quarter of 2019. We began product marketing in Oklahoma during the first quarter of 2019.

Manufacturing Operations

We operate a manufacturing facility in Okeechobee, Florida, managed by an experienced biochemical engineer. Manufacturing is conducted on an as needed batch process. The Company continues to make process improvements and modifications to existing equipment and facilities to enhance efficiency, comply with regulatory requirements, control the quality of raw materials used in production and consistently provide customers a quality product. The Company has two product mixing lines, which increase production capability for expected product demand. A reverse osmosis water treatment system provides consistent water quality. Manufacturing operations during the second half of 2017 concentrated on process and procedure documentation, quality control and production precision. During 2018, we completed documentation of our standard operating procedures. During the third and fourth quarter of 2018, we integrated inventory control and product delivery systems to coordinate product deliveries to TF Fulfillment, our Gardener’s Choice® fulfillment vendor. We believe our plant capacity will be adequate for expected future product requirements.

Research and Development Activity

          We believe the Company’s proprietary technologies enable the development of a diverse product line with unique solutions to big problems, representing significant potential revenue and profit opportunities. Due to the market scope and the associated regulatory requirements to reach full profit potential, ZGSI’s strategy is to enter into business affiliations by executing distribution agreements, domestically and internationally, with industry-leading agriculture product distributors which could leverage our collective resources and expedite revenue generation. In addition, we believe our proprietary technologies represent a delivery platform or enabling system that could enhance the performance of agricultural inputs for other agricultural companies’ products. We believe product integration and associated research will be a component of our business activity in 2019.

The Company developed scientific relationships with NASA ARC, Ohio State University. UC Davis, Utah State, University of Iowa and Penn State University during 2016 to understand and validate the science incorporated in BAM-FX® and identify additional commercial attributes. The Company did not have the financial resources to fully exploit these relationships during 2018 due to financial constraints. We engaged Texas A&M on cotton trials during 2018, which although successful, were not conclusive due to widespread adverse weather conditions on Texas cotton fields during the year. We expect to collaborate with Iowa State University during 2019 to show the efficacy of certain new products including a dry formulation.

Pursuant to the RSAA with NASA ARC, the Company has access to NASA scientists and laboratories. Because the RSAA is reimbursable agreement, whereby the Company reimburses NASA for technical services, the Company retains ownership of intellectual property resulting from the research work performed.

NASA ARC used its unique, ground-based, controlled environment facilities and research personnel to address a series of questions relevant to both ZGSI and NASA during 2016 through the first half of 2017. The scientific data is jointly evaluated by ZGSI and NASA ARC to determine utility of the ZGSI products to commercial agriculture and NASA applications. First year research pursuant to the RSAA was completed during the first half of 2017. The studies were conducted in both soil pots and hydroponic systems with near optimal nutrient supply. The results, which showed a significant improvement in plant productivity, suggest that the effects of BAM-FX® include improvement in nutrient use efficiency and enhancement of photosynthetic efficiency which causes an increase in the amount of biomass produced per unit of light energy absorbed by the plant.

As jointly agreed and based on evaluation of the scientific data, space flight opportunities have been identified to test our potential role in achieving NASA goals in plant-based space biology and life support pursuits. On February 21, 2017, the Company’s research experiment using BAM-FX® was successfully delivered to the ISS, launched from the Kennedy Space Center on February 18, 2017. In collaboration with NASA and Inrinsyx Technologies Corporation (“Intrinsyx”), the experiments studied the growth and nutritional effects of BAM-FX® in broccoli seedlings in microgravity, advancing scientific knowledge to promote the growth of fresh, nutrient-dense food for astronauts on long duration space missions. In a report issued by Intrinsyx, the space flight experiment test was successful as the results obtained during space flight supported the initial hypothesis that using BAM-FX® in plant growth media enhanced broccoli growth for both roots and shoots over untreated controls with an approximate doubling of growth size and fivefold greater dry weights obtained on orbit. The Company additionally participated in launched research experiments on June 3, 2017 and April 3, 2018 in collaboration with Intrinsyx.

From the scientific work of NASA ARC, ZGSI expects to understand BAM-FX®’s mode of action and physiological effects leading to increased yields currently observed on earth in commercial agricultural systems and address the science questions of interest to ZGSI and queries from channel partners. Additionally, ZGSI expects to discover how to utilize BAM-FX® for applications for growing plants in the controlled conditions of spaceflight and for human colonization of other worlds. ZGSI plans to optimize BAM-FX® application methods in both controlled environment agricultures on earth and in space flight applications.

We have maintained our relationship with and provided trial data and product development information to NASA ARC personnel with the hope of continuing our relationship under the RSAA. Pending adequate financial resources, we hope to fund additional research and continue working with NASA ARC in 2019 to finalize: the preliminary results of our 2016 and 2017 studies and, identify the scientific evidence of the action of BAM-FX® within the plant structure.

In collaboration with Nurture Earth and based on research performed on our behalf, certain proteins found to express after application of BAM-FX®, were identified in 2018. These findings provide the basis for additional research to understand how and if BAM-FX® acts as a primer. A primer evokes a plant’s defense responses against biological and environmental stress. We expect to utilize the date from this research to file certain patent applications during 2019.

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

Formation of ZGSI and the Company’s Current Structure

On December 3, 2012, we entered into a Patent Acquisition Agreement with John W. Kennedy whereby we acquired certain patents applications and technologies related to the Company’s current Directed Selection™ business segment. In connection with the acquisition of this technology, we changed our name to Zero Gravity Solutions, Inc. on January 11, 2013 to better reflect our new business endeavors, and issued 11,500,000 shares of our authorized, but previously unissued common stock. In connection with this acquisition, we moved our corporate headquarters from Salt Lake City, Utah to its current location at 190 NW Spanish River Boulevard, Suite 101, Boca Raton, FL 33431. Our website address is www.zerogsi.com.

On July 30, 2013, John W. Kennedy assigned to the Company the entire right, title and interest in, to and under the invention and provisional patent application for Bioavailable Minerals for Plant Health which became the basis for the Company’s BAM-FX® business segment.

The Company currently has two wholly owned subsidiaries: BAM and ZGLS.  BAM is a Florida corporation that holds and controls the manufacturing, sales and revenue generation of the Company's agricultural product, BAM-FX®.  ZGSL is a Florida corporation that is currently inactive. The Company had previously wholly owned Zero Gravity Solutions, LTD, and BAM Agricultural Solutions, LTD. (both private United Kingdom limited companies based in the United Kingdom) which had been created to service the Company's expected operations and interests in the European Union. During the fourth quarter 2015, both UK companies were liquidated.

On September 25, 2018, the Company incorporated SASI. As of December 31, 2018, the Company owns 98% of SASI. The remaining 2% is owned by outside investors.  The Company’s cannabis and hemp business initiatives will be conducted through SASI. Activity for SASI began in 2019.

The Company currently has 17 employees, of which all are full-time employees. The Company has selected December 31st as its fiscal year end.

          On April 29, 2019, we entered into a Settlement Agreement with John W. Kennedy, the Company’s former Chief Science Officer and a former member of the Board of Directors, pursuant to which, among other things, the Company assigned USPN 9,816,071, Patent Application No. 15/729,038, Patent Application No. 14/244,084 and International Patent Serial No. PCT/US 15/24045 (collectively, the “Intellectual Property”) to Mr. Kennedy, and Mr. Kennedy agreed to effectuate the transfer of two million shares of common stock of the Company back to the Company (the “Settlement Agreement”). The Intellectual Property relates to technologies that the Company does not intend to pursue. The Settlement Agreement was entered into in order to resolve certain disputes between the Company and Mr. Kennedy concerning various licensing and royalty agreements entered into between the parties covering the Intellectual Property.

Principal Product Lines

BAM-FX®

BAM-FX® is an ionic micronutrient delivery system for plants. BAM-FX® was originally developed by John W. Kennedy, our former Chief Science Officer and director, to grow food crops in space vehicles designed for deep space human missions, but has been found to have potentially far reaching applications for agriculture on earth. BAM-FX® is a proprietary formulation, currently including micronutrients zinc and copper, used to improve plant performance by providing a delivery system that allows plants to more efficiently uptake nutrients. BAM-FX® is not classified as a genetically modified organism.  The BAM-FX® formula, works as an enhancement of or bio-stimulant for other agricultural plant treatment regiments. BAM-FX® enhances the uptake of nutrients and it is capable of improving crop yields and potentially reducing input costs.

BAM-FX® can be applied by seed treat or soak, soil application using drip irrigation systems or as a foliar treatment of the plant at certain stages of the plant’s development. Our product development work during 2018 indicates that seed and foliar treatments result in optimal plant response.

Academic and grower product trials, validated by independent laboratories and academic institutions, showed BAM-FX® treated plants exhibit faster germination, higher yields, increased plant resistance to harmful environmental factors and higher quality fruit and vegetables. Trials have shown that applications of BAM-FX® on various crops reduces the need for multiple applications of other products, which we believe will save growers time and money while creating faster growing, healthier, and more robust plants. Additionally, we believe BAM-FX® may provide significant value for farmers, growers, and world agriculture through:

●	Observed increased plant stress tolerance;
●	Faster time to maturity and harvest with higher farm yields for food crops;
●	Improved delivery of targeted nutrients and minerals to crops requiring lower energy to uptake, creating a more robust plant and nutritious crop;
●	Increased nutritional quality of grains and produce including the potential to engineer nutrition into our food; and
●	Reduced ecological concerns associated with agricultural runoff pollution into water sources.

Food crops offer the best source of nutrition for humans since many supporting nutrients require organic carriers and are not normally absorbed by using vitamin and mineral supplements alone. As BAM-FX® can be applied to any plant, we anticipate a substantial demand for BAM-FX® to support improved crop health and nutrition.

The Company completed trials on the effects of BAM-FX® on medicinal cannabis with certified licensed growers on outdoor crops as well as crops in a highly controlled internal environment during 2017 and 2018. The same positive results we have seen with commercial agriculture crops were also evidenced with cannabis. During the fourth quarter of 2018, the Company introduced a sixteen (16) ounce liquid concentrated product into hydroponic retail stores in Michigan with 2019 introductions planned for Colorado and Oklahoma.

Gardener’s Choice®

Gardener’s Choice® is a ready to use, home and garden product developed for consumer retail markets. Gardener’s Choice® is a derivative of BAM-FX®, a liquid product packaged in a six ounce and a thirty-two (32) ounce hand held trigger spray bottle. During 2018, the Company completed product development of and registered Gardener’s Choice® for sale in all domestic states. The product is intended for use on household and garden flowers, herbs and vegetables.

Revenue Cycle

The commercialization cycle for new agricultural products is minimally two to three growing seasons. Our 2015 trials included a mix of independent laboratory tests, first year small-scale trials with growers and second season multiple acre trials with growers. Demonstrating consistent product performance is one key to obtain product orders from growers in the United States. During 2016, in connection with NASA ARC, we began developing product application dose rates and response curves scientifically to enable us to predict outcomes and support consistent performance. We have undertaken trials with growers of grape, avocado, tobacco, berries, cotton, soybean and stone fruit during 2017 and 2018 with positive result. Many of these trials are in the second and third year with the same growers. Although we will continue our trial efforts in 2019, we hope growers will begin to incorporate BAM-FX® into their standard operating procedures during 2019.

Although United States growers have not historically been innovators and have required multiple growing season trials before adopting new products and technologies, our domestic trial results were instrumental in opening commercial markets in Asia, Mexico and South American countries.

During the fourth quarter of 2016, the Company entered into an agreement with Global Biotech, S.A.S. a Colombian agricultural testing and analytic laboratory, to evaluate BAM-FX® through a series of product application tests to obtain approval for commercial import. We received registration approval through the Colombia Institute of Agriculture during 2017 for commercial import. The Company terminated the agreement in 2018. We are working with a business development consultant to identify a Colombian distributor to sell, market and distribute BAM-FX® within Colombia.

Having been approved for import and sale in Brazil, we provided on-site technical assistance and business development support with growers for our prospective distributor, DallGree during the first and second quarter of 2019. Based on successful trials conducted on a number of crops, growers have begun purchasing our product through DallGree. We expect DallGree will place additional purchase orders with us during the second half of 2019 to replenish their inventory.

The Company conducted initial market analysis in China with the assistance of a contractor, Asia 21, focusing on the sale and distribution of products and solutions into China and providing local operational support, management and services. Asia 21 has offices in the United States and China. Registration with the China Ministry of Agriculture for approval to import and sell BAM-FX®, which began during the fourth quarter of 2016, was received in February 2018. We plan to continue our business development efforts in China during 2019 and hope to generate initial orders from purchasers during the second half of 2019.

The Company began introducing BAM-FX® to Asia-Pacific markets in 2016, targeting potential distributors through existing business relationships. High-value crop and row crop product evaluation is currently in process in a number of Asia-Pacific countries including India and Philippines. In India, Nurture Earth has completed three years of trial work with growers and seed companies. We received a product order from Nurture Earth and expect to fulfill that order in the fourth quarter of 2019.

Retail markets are driven by innovation, performance and brand recognition. During the fourth quarter of 2017, we introduced the Gardener’s Choice® brand by attending and manning a booth at the Ace and GIE trade shows and attended both again during 2018. The product generated interest at Ace and GIE trade shows and purchase orders at the Ace Hardware 2018 Fall Convention. During the fourth quarter of 2018, our representatives also attended and manned a booth at the Great Lakes Expo. We hope, once Gardener’s Choice® is on retail store shelves, our product packaging, benefits and promotional material, will encourage consumer purchases and repeat orders. During November 2018, we attended and explored private label opportunities at the PLMA, Private Label Trade Show. Revenue is expected to follow the home lawn and garden spring, summer and fall planting season cycles.

Cannabis growers tend to be innovators and rapid adopters of new products. Grower opinion on products travels quickly via social media. Sale of product to outdoor growers follows a cycle similar to home and garden retail sales. Indoor growers purchase products throughout the year, having multiple grow cycles and crops. Our product introduction and its short-term success will depend on those early adopters and the results they realize which, we believe, will spread quickly by word of mouth and social media exchanges. We have seen positive product response.  The Company is currently focused on developing relationships with national distributors.

Timeline and Plan of Operations

While we believe we can realize sustainable revenue executing our plan to leverage our technology and resources by developing strong business relationships with our channel partners in domestic and international commercial markets; integrating our technology into other agricultural companies’ products; introducing our ready to use lawn and garden retail product, Gardener’s Choice®; and developing markets through sales to hydroponic grow stores and national distributors. However, we cannot guarantee we will be successful. Our business is subject to risks inherent in the establishment of a new business enterprise including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. There can be no guarantee that we will be able to obtain the necessary levels of profitability or fundraising needed to remain operational on a long-term basis. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Zero Gravity Solutions, Inc.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended and provides general and financial administration, marketing support and strategic planning to BAM and SASI. The Company also develops product marketing material, investor oriented materials and provides systems support and market reach on our websites and through social media programs.

            During August 2016, the Company identified a need to raise additional funds to execute its business plan for the remainder of 2016 and future periods. In October 2016, the Company began addressing those requirements through a private placement of common stock of up to $10,000,000 at $3.00 per share of common stock issued (the “ 2016 Private Placement”).  For the fiscal year ended December 31, 2018, the Company issued approximately 304,000 shares of common stock and received gross proceeds of $911,154 pursuant to the 2016 Private Placement.

 During the first quarter of 2019, the Company redirected its corporate finance strategy by withdrawing a private placement and restructuring its debt with the cooperation of certain of its noteholders, more fully detailed in the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2019. The restructuring consolidates the Company’s existing notes and provides more favorable payment terms. In addition, the Company raised an additional $3,400,000 as a result of this restructuring.

               The Company expects to continue providing strategic directives, management and financial support to BAM, including working with NASA and Intrinsyx on future BAM-FX® related research missions to the ISS and the roll out of Gardener’s Choice® to big box and other retail outlets during 2019. The Company also expects to provide business development and financial support to SASI in 2019.

BAM Agricultural Solutions, Inc.

BAM’s ability to execute its 2019 business strategy depends on the Company obtaining sufficient operating capital. BAM. expects to build commercial agricultural product demand and brand recognition for BAM-FX® by generating sales and revenue in domestic and international markets through distributors and direct sales, pursuing technology integration or licensing opportunities with large agricultural companies, and launching its lawn and garden retail product, Gardener’s Choice® and hydroponic grow store retail product during 2019. For the 2019 business strategy to be successful, we will need to directly provide business development and technical agronomy support.

The Company’s core product, BAM-FX®, is an aqueous solution containing ionic zinc and copper micronutrients, in addition to sulfur. Currently, the product is sold in a concentrated form with pre-application dilution in rates ranging from 1:100 to 1:2,000. BAM-FX® can be used in irrigation or hydroponic, seed treat and foliar applications. Zinc and sulfur promote plant growth and yield. Copper promotes enzyme activities in plants and is essential for chlorophyll and seed production. We believe the combination of micronutrients with other product attributes enables the product to improve crop yields, promote growth and withstand environmental stress by improving the plant’s ability to more efficiently uptake nutrients either available or latent in soils. The composition of micronutrient contained in BAM-FX® is a contributor to its performance as a growth stimulator. We plan to focus our 2019 sales, agronomy and research efforts on - foliar and seed treat applications, introduce a granular product and refine application protocols on our targeted crops.

Domestic target crops for 2019 commercial markets are primarily those crops with high farm value to growers including grape, berry, soybean, cotton, tobacco, vegetable, hemp, cannabis and avocado.

Business development efforts, including additional product performance trials, are expected to continue in India and China. The Company received approval to import and sell BAM-FX® in China during February 2018 and in India during the first quarter of 2019. We plan to continue our business development engagement with Asia 21 to place product with local distributors in China. Our target crops for China 2019 commercial sales include grape, rice and flowers.

We are negotiating the terms of a distribution agreement with Nurture Earth for commercial sales in India. Nurture Earth has introduced and successfully trialed our product with a major seed company over the past three years who has expressed interest in purchasing product in 2019. In addition, Nurture Earth has introduced our product to hundreds of local distributors, also expressing interest in purchasing for resale. We received approval for import and sale in India during the first quarter of 2019. We received and expect to fulfill an initial order from Nurture Earth for approximately 2,500 gallons of BAM-FX® during the fourth quarter of 2019.

The Company expects to begin initial product sales within Brazil during 2019. We worked with an agricultural product distributor during 2017 and 2018, Dallgree. Dallgree purchased product to trial in a number of crops including corn, bean and sugar cane. During the first and second quarters of 2019, we provided onsite technical support for meetings with growers trialing BAM-FX® and believe these efforts will result in an additional order in 2019 from Dallgree. We expect to finalize a distribution agreement with Dallgree during the second half of 2019.

On February 13, 2018, the Company signed an exclusive business development and distribution agreement with Agro Space to introduce BAM-FX® into agricultural markets in Mexico. The initial collaboration in the business development process is in avocado with secondary attention to berries. Trials with avocado growers began in the fourth quarter of 2018 with final results expected during the fourth quarter of 2019. During the second quarter 2019, Agro Space began trials on berry crops. We expect our agronomy team will continue to work with Agro Space’s agronomy expert in Mexico during 2019 to develop protocols through numerous tests of BAM-FX® in diverse geographies and soils.  We believe Agro Space will obtain approval for import and sale of product in Mexico during 2019. Assuming the success of the trials and receipt of import approval, we believe commercial product introduction efforts could begin in 2019.

BAM investigated the retail markets for ready-to-use home and garden applications in 2016 and developed a ready to use product, Gardener’s Choice®, during 2017 and 2018. BAM attended a number of trade shows in 2017 and 2018, showcasing the product at a Company booth, and received both wholesaler interest and initial orders for delivery in the first and second quarter of 2019. During the first quarter of 2019, BAM was approved as a vendor with Ace Hardware and Mid-States Distributing LLC, a distributor in the farm store channel with thirty nine (39) members having over seven hundred (700) store locations in thirty three (33) states and five (5) in Canada. The Company engages three independent retail experts who have access to an independent sales rep group of over thirty professionals. This team introduced product to major big box and regional retail companies during 2018, which we expect will continue and expand throughout 2019. The Company identified and works with a third-party vendor for product packaging, labeling and fulfillment services. During 2019 the Company hopes to build its sales representative network to generate sales of Gardener’s Choice®.

Specialty Agricultural Solutions, Inc.

During the fourth quarter of 2018, BAM delivered and sold introductory quantities of product to grow stores in Michigan, utilizing sample counter displays and targeted magazine advertising. SASI, the entity formed to address cannabis markets and began operations on January 1, 2019, introduced product to grow stores in Oklahoma and Colorado during the first quarter of 2019, generating consumer interest and initial sales to grow stores in Oklahoma. The Company plans to generate sufficient interest in retail outlets to attract the attention of regional and national wholesale distributors in cannabis channel markets with the hope that they will incorporate our product into their distribution channels.

In addition, SASI hopes to work with commercial indoor grow operations and develop product application protocols that fit within their standard operating processes. We are developing the expertise and operational understanding of indoor grow operations, which we hope, will benefit our business development efforts during 2019. In addition to improved yield and quality, we have identified early sexing of plants as a return on investment for growers. Early sexing is of particular importance to a grower as only female plants are used for extraction and production of cannabis products. The earlier a plant’s sex is determined in a growing cycle, the less resource is used to nurture plants that will eventually be discarded. We expect to continue trial work to validate our product claims during 2019.

SASI believes domestic hemp markets represent a significant revenue opportunity for 2019. By integrating BAM-FX® into hemp agricultural input programs we believe we can establish a foothold in this anticipated rapid growth market. Inclusion of hemp in the 2018 US Farm Bill legalizes hemp and makes hemp a viable crop for domestic growers, most of which have no prior experience with this crop. We plan to conduct trials with our product to develop an application protocol to maximize either fiber production or quality of oils extracted. Based on our prior trials in the cannabis grow markets, we believe improved return on investment could be realized by hemp growers and plan to introduce BAM-FX®, based upon successful trials, to hemp growers in 2019.

We believe the Company’s manufacturing facility in Okeechobee, Florida, has sufficient capacity to fulfill domestic and international orders for product demand in 2019. We continually improve our manufacturing process to simplify production and become more efficient while consistently producing a high quality product.

Zero Gravity Life Sciences, Inc.

We expect ZGLS will remain inactive during 2019.

Strategy for Growth

The Company expects to build upon its existing relationships with large-scale growers, co-operative groups and agricultural input distributors and generate revenue through direct product sales and product integration opportunities. We plan to conduct limited commercial grower experience trials in targeted high value domestic crops utilizing a small but talented technical and sales group including two agronomist employees, sales management and subject matter expert consultants in avocado and specialty crops including cannabis and hemp. Our plan includes adding sales management and agronomists, which will be dependent upon our performance and financial resources. Given our current staffing, we believe our commercial product sales efforts will be limited to Texas, California and the Mid-west. We expect to continue to develop data for crop sheets and product line extensions with a few independent third parties including Iowa State University and Nurture Earth.

The Company’s international sales efforts and revenue production will depend on the relationships it has built in prior years with distributors in India, Brazil, China, Mexico and Philippines. We expect that we will generate product sales in these countries by providing technical as well as marketing support to distributors who have committed their time and resources to develop their local commercial markets through a number of years of studies with end users. Although our product has been approved for import and sale in a number of other countries and we have identified potential distributors in those countries, we plan to enter those markets when definitive customer purchases are clear and our financial resources are sufficient to provide proper support for our local partner.

The second phase of the Company’s 2019 commercial sales and marketing strategy is to pursue alliances with large agricultural and chemical manufacturers to incorporate our core technology within their product lines to improve the performance and profitability of existing product lines. We have discussed opportunities with three large-scale integrated agricultural input distributors. We expect each opportunity will involve significant technical analysis including product efficacy testing, which if successful, could represent potentially sizable product sales or licensing revenue.

Our strategic plan will focus on sales of Gardener’s Choice®, our ready to use home and garden product, which was introduced at the Ace Hardware 2018 Spring and Fall Conventions and GIE Expo 2017 and 2018. We received stocking orders from purchasers during the third and fourth quarters of 2018 and expect additional orders during the first and second quarters of 2019. Gardener’s Choice® was approved as a qualified product and BAM as a qualified vendor of Ace Hardware and Mid-States Distributing during the first quarter of 2019. The Company hopes to expand its independent sales representative organization during 2019 with the assistance of retail subject matter expert consultants, currently engaged, to place Gardener’s Choice® in regional and national retail outlets. The Company plans social media, digital media and television campaigns to support marketing and generate awareness and product sale through for our retail customers.

The Company, through SASI, plans to continue expanding upon its favorable product reception from placement in grow stores in Michigan and Oklahoma catering to legal cannabis growers and move into larger distributor channels to expand product reach. Recent changes in laws now make the possession of cannabis for medicinal or recreational uses legal in many countries throughout the world. The global legal market for such products in 2016 was $14.3 billion and is expected to reach $140 billion by 2027. These numbers anticipate approval of pending legislation in many countries that would once again allow for the large-scale farming of hemp, a variety of cannabis, which contains very low levels of the psychoactive agent known as THC. Twenty-five of the largest producers of cannabis in North America are reported to have under operation and construction more than seven million square feet of indoor capacity. Preliminary data has shown that BAM-FX®, added to a grower's protocol, has produced up to a 44.79% increase in vegetative growth, in weight of processed buds per plant, as well as a significant improvement in quality, as measured by THC, terpene and cannabinoid levels. Through SASI, we will continue to pursue additional field studies to demonstrate the value of BAM-FX® to the cannabis industry while expanding product development and sales efforts in the emerging domestic, hemp industry.

We are currently in discussions with groups that are pursuing fully integrated hemp growing operations in the United States. We intend to collaborate with one or more of these groups during 2019. Our objective will be to integrate BAM-FX® as, a preferred input in the growing process to improve yield and provide growers a higher return on investment.

Currently, our sales and agronomy personnel are sufficient to support our domestic commercial and retail business strategies. As sale and distribution expands domestically and internationally, additional technical personnel will be required and added, on an as needed basis.

Intellectual Property

           We have made protection of our intellectual property a strategic priority. We rely on a combination of patent applications, trademarks, trade secrets and other intellectual property laws to protect our proprietary rights.

Patent Applications

           We are the owners of a U.S. patent and foreign pending patent applications that form an important part of our immediate and future business plans. We have been assigned or licensed the rights to these patent applications through agreements with our former Chief Science Officer and former director, John W. Kennedy.

           We are the assignee of a portfolio of patent applications that pertain to the second-generation bioavailable mineral compositions BAM-FX®. The BAM-FX® composition is highly useful as a nutrient additive that may fortify against disease or environmental stresses and promotes growth. The basis of which is the ability of the ionized micro nutrient platform to deliver selected minerals into a plant or other complex organism systemically at the cellular level. The U.S. Patent and Trademark Office issued U.S. Patent No. 9,266,785, titled Bioavailable Minerals for Plant Health, on February 23, 2016. The patent will expire on December 27, 2026. Related applications are pending in Chile, Thailand, and Malaysia as well as a child U.S. application.

         On April 29, 2019, we entered into the Settlement Agreement with John W. Kennedy, the Company’s former Chief Science Officer and a former member of the Board, pursuant to which, among other things, Company assigned certain Intellectual Property to Mr. Kennedy, and Mr. Kennedy agreed to effectuate the transfer of two million shares of common stock of the Company back to the Company. The Intellectual Property relates to technologies that the Company does not intend to pursue. The Settlement Agreement was entered into in order to resolve certain disputes between the Company and Mr. Kennedy concerning various licensing and royalty agreements entered into between the parties covering the Intellectual Property.

        Pursuant to the Settlement Agreement, the Company and Mr. Kennedy also entered into a Royalty Agreement, providing for, among other things, certain royalty payments to be made to the Company from the gross revenue generated by the Intellectual Property.

Trade Secrets

Parts of our portfolio of intellectual property includes trade secrets pertaining to the manufacturing of several of the materials previously mentioned. In particular, BAM-FX® compositions and their derivatives are made in a complex and very specific process utilizing purpose-built equipment. These manufacturing processes are a separate technology, distinct from the patent applications, and remain highly secure and confidential. Reverse engineering of a product is always possible with sufficient resources. However, attempting to manufacture BAM-FX® compositions without the correct purpose-built equipment requisite to the task may result in a runaway exothermic reaction. We believe that the experience we have honed over several years of manufacturing these products gives us a substantial competitive edge over any potential newcomers.

Trademarks

Our product names, logos and taglines are recognized by consumers and are valuable assets we are committed to protecting.  In an effort to secure these brands for our exclusive use, we have filed applications and obtained registrations in the US and EU Trademark Offices.  As of July 1, 2019, the Company has the following trademark inventory:

●	United States
o	BAM AGRICULTURAL SOLUTIONS, registered for “Plant growth stimulators, namely, preparations for enhancing plant nutrient uptake and absorption.”
o	BAM-FX®, registered for “Plant growth stimulators, namely, preparations for enhancing plant nutrient uptake and absorption in agricultural crop production, not intended for lawn use.”
o	, registered for “Plant growth stimulators, namely, preparations for enhancing plant nutrient uptake and absorption.”
o	GARDENER’S CHOICE®, registered for Plant growth stimulators, namely, preparations for enhancing plant nutrient uptake and absorption.”
o	THE KEY TO POWERFUL PLANTS, registered for “Fertilizers.”
o	UNLOCKING NUTRITION FOR THE WORLD, registered for “Fertilizers.”

●	European Union
o	BAM AG SOLUTIONS, registered for “Plant growth stimulators, namely, preparations for enhancing plant nutrient uptake and absorption.”
o	BAM AGRICULTURAL SOLUTIONS, registered for “Plant growth stimulators, namely, preparations for enhancing plant nutrient uptake and absorption.”
o	, registered for “Plant growth stimulators, namely, preparations for enhancing plant nutrient uptake and absorption.”

Strategic Relationships

1.

NASA – During January 2016, the Company executed a new five-year RSAA, with NASA ARC and an existing investor and contractor, Intrinsyx. The RSAA gives the Company access to NASA scientists and laboratories, which assist in identifying and documenting attributes of the Company’s product and potential applications in other segments of agricultural markets. We did not utilize these resources due to lack of funding during 2018 however, we continue to maintain a professional relationship, hoping for future engagement. The primary objectives of the RSAA are:

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

2.

Intrinsyx is an engineering and information technology services company that has delivered innovative, high-performance IT solutions for space systems and payloads to NASA for over 11 years. Intrinsyx is an important collaborator in our third-party funded field trials of our BAM-FX® formulation. Intrinsyx also liaises with NASA to support our continued access to NASA-funded research and development on the ISS.

Government Regulations

Although BAM-FX® is different than common fertilizers available, state regulatory agencies require us to register the product as a fertilizer. The BAM-FX® product has been registered and issued a license as a liquid fertilizer in all fifty states. The Company does not claim that BAM-FX® is a fungicide, bactericide or pesticide, therefore alleviating regulatory oversight associated with those claims. Gardener’s Choice®, our ready to use home and garden product is also subject to state regulatory agency requirements and has been registered and issued a license as a liquid fertilizer in all fifty states. All ingredients in the formulation are categorized as Generally Regarded as Safe by the United States Food and Drug Administration (“USFDA”).

For all other countries, BAM-FX® is required to register and obtain approval from the appropriate government agency regulating the import of agricultural products. We have completed governmental requirements of and have received approval for import and commercial sale of BAM-FX® into China, Brazil, Colombia, Chile, Paraguay, and India.

The 2018 Farm Bill, enacted December 20, 2018, sets forth a definition of a plant biostimulant. The USFDA can modify that definition in a report to the President and Congress due December 19, 2019 identifying any regulatory, non-regulatory and legislative recommendations, including the appropriateness of any definitions for plant biostimulant. We plan to actively monitor the USFDA’s actions and the effect of their report recommendations, if any, on our product classification.

Competition

During 2017, the Company increased its understanding of mode of action of the core technology in BAM-FX®. Initial research supports our theory that our core technology acts as a bio-stimulant. A plant bio-stimulant is any substance or microorganism applied to plants to enhance nutrition efficiency, abiotic stress tolerance (drought, extreme temperature, mineral toxicity) and/or crop quality traits, without regard of the bio-stimulant’s nutrients content. Plant bio-stimulants are also contained in numerous commercial agricultural products.

Global Market Insights, Inc. estimates the market size for bio-stimulants will exceed $4.0 billion by 2024. It stated that “The necessity for sustainable farming practices coupled with a scarcity of resources including water supply and land availability will propel the bio-stimulants market growth”.

“Acid-based ingredients dominate the industry accounting for over 50% share by 2024. Bio-stimulant sales are attributed to foliar spray segment since foliar feeding serves as a timely measure to prepare the crops for expected abiotic and biotic stress, such as heat stresses, drought or chill. Increased yield, better flavor, extended shelf life, higher test weight on grains and improved animal performance are some of the key factors augmenting the bio-stimulants market growth. Row crops segment is expected to register the highest growth during the forecast timeframe. This growth can be attributed to factors such as high production of oil seeds and food grains coupled with sustainable farming practices prompting the segment growth. High water absorption capacity and increased root length for efficient nutrient uptake along with healthy and strong crop appearance will positively impact the product penetration. Dry form accounted for over 70% industry share in 2017. They are water soluble and contain humic acid, beneficial bacteria, chelated iron, amino acids, soluble sea kelp, vitamins, minerals, and dextrose. The key factors stimulating the product demand include improved plant respiration, increased cell division & photosynthesis, lateral bud development, and delay in aging process of plant tissues.”

The bio-stimulants industry is in an evolving stage and has attracted participants including BASF SE, Bayer, Valagro and Arysta LifeScience. We believe that the proper classification of our product is more aligned as a bio-stimulant. Because this is an evolving industry, we believe we have an opportunity to become a first mover in the industry. Although this is a potential advantage, it also poses significant risk as the competition is well funded with resources available that are significantly greater than resources we have available.

Presently, our product is liquid. We are developing a dry formulation, which is currently undergoing efficacy trials and may not be available for commercial production until later in 2019 if at all. Considering approximately 70% of the share of bio-stimulant industry is attributable to dry formulation, at the present time we compete in a potential 2024 market of approximately $1.2 billion according to Global Market Insights, Inc.

A subset of manufacturers and suppliers market zinc and copper foliar products perceived to be similar to BAM-FX®. The products make beneficial use claims similar to those we make, which in most cases are not substantiated, and are generally sold for less than our BAM-FX® wholesale price. Buyers often have a difficult task distinguishing BAM-FX® efficacy from other suppliers of zinc and copper foliar micronutrients. We believe our marketing approach focused on third party field test results and scientific proof of our product claims, allows us to differentiate BAM-FX® from other competitive products. We believe that our product improves a grower’s return on investment through improved yield and reduction in agricultural inputs when properly applied to crops under appropriate agricultural conditions.

Government agencies and various organizations across the globe have encouraged farmers to adopt bio-stimulants according to Global Market Insights, Inc. In June 2011, the European Bio-stimulants Industry Consortium was formed to foster bio-stimulants to improve yield with less resources with major goals of sustainable agricultural production, economic growth and green innovation. Although the bio-stimulant market is at a development stage most notable players outside the United States, have established markets and have adequate financial and technical resources, with which, we may not be able to compete.

 We began product introduction and business development in our specialty crop markets during the fourth quarter of 2018 at the grow store level and expect, based on realized favorable customer experience, we will gain strong market acceptance and ongoing revenue. The market potential to provide agricultural inputs for legal growing operations has driven a wide range of competitive product introductions. Scott’s Miracle-Gro Company, for example, has acquired and integrated distribution networks and agricultural input providers offering complete product lines to legal growers. In addition to ongoing new product introductions, we compete against established products already available to growers. Our ability to build and retain revenue in the legal cannabis agricultural market will depend significantly on our product’s performance.

Our core technology can be combined with existing fertilizer and herbicide formulations and conform to existing application protocols. Lab and field research indicates that, by blending BAM-FX® with existing, widely distributed, “branded” products, we could enhance the performance of those products sold by other agricultural input companies, which we consider as industry collaborators, not competitors.

Competitive Advantage/Barriers to Entry:

The Company believes that it has adequately protected its intellectual property and has developed a strong professional technical team to enter the markets for its products and maintain those market positions. We believe our competitive advantages include:

●	Innovation of our core technology for agricultural applications, which we expect will generate additional intellectual property and potentially patentable composition and process technology;
●	Maintaining a working relationship with NASA ARC, USDA Agriculture Research Services Labs, and a number of educational institutions recognized as agricultural industry leaders;
●

An experienced management team with many years in industry, business operations, corporate finance, intellectual property development and protection as well as a world-class scientific and senior advisory boards;

●	Growing brand recognition;
●	Our innovative technology helps provide nutritious food to the world’s rapidly expanding population; and
●	Access to the ISS to continue utilizing that resource to advance our core technology.

Reports to Security Holders

We are required to file reports and other information with the SEC. You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC's web site at www.sec.gov. We file electronically with the SEC and, as a result, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, as defined in Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company has an annual lease for its office space located at 190 N.W. Spanish River Blvd, Suites 101/102, Boca Raton, Florida 33431 for a monthly rate of $5,173. BAM holds a two-year lease for its manufacturing facility located at 1461 NW 25th Drive, and leases a storage facility at 1501 N.W. 25th Drive, Okeechobee, FL 34972 for $2,285 per month. BAM also leased full service office space in Western Growers’ Association’s facility at 150 Main Street, Salinas, California 93901 for $500 per month. This lease was cancelled in May 2018. The Company leases office and fully equipped laboratory space in Carlsbad, California for $10,000 per month pursuant to a twelve month letter agreement starting April 1, 2018 through and including March 31, 2019.

We believe our facilities are adequate for our current needs and that we will be able to locate suitable new office space and additional manufacturing capacity if needed.

ITEM 3.	LEGAL PROCEEDINGS

There are no, and during the fiscal period ended December 31, 2018 there were no, material pending legal proceedings to which the Company, or any of its subsidiaries, is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is presently quoted on the OTC Pink Market under the symbol “ZGSI”, although there has not been an active trading market for the shares. Accordingly, we are not including a history of reported trades in the public market because of the limited and sporadic trading. There have been 14,530 shares traded in the 12 months ending August 14, 2019.

Holders

As of October 4, 2019, there were 353 record holders of an aggregate of 39,249,863 shares of the common stock issued and outstanding.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Securities Authorized for Issuance under Equity Compensation Plan

On November 30, 2015, the Board of Directors authorized and approved the adoption of the 2015 Equity Incentive Plan (“2015 Plan”), which reserves for issuance 4,000,000 shares of the Company’s common stock, which may be granted from time to time to directors, employees and certain independent contractors. The 2015 Plan was approved by 51.184% of the stockholders on December 2, 2015. No securities had been approved for issuance as of December 31, 2015. Subsequent to December 31, 2015, a total of 4,000,000 shares have been issued or reserved for issuance under the 2015 Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Set forth below is information regarding shares of common stock issued and warrants granted by us since December 31, 2015 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any received by us, for securities and information relating to the Securities Act, or rules of the SEC, under which exemption from registration was claimed.

(1)

During 2016, pursuant to a 2015 private offering, the Company issued 1,374,000 units at a price of $1.25 per unit to purchase 1,374,000 shares of common stock to investors. Each unit consisted of one share of the Company’s common stock and a five-year non-forfeitable and fully vested warrant to purchase additional shares of the Company’s common stock at $2.00 per share. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 152,575 shares of common stock with an exercise price of $2.00 per share to the Company’s placement agent.

(2)	On January 21, 2016, the Company issued 20,000 shares of common stock to a consultant for services.

(3)	During 2016, the Company issued 110,000 fully vested, non-forfeitable warrants to employees and consultants for services.

(4)

During 2016, the Company commenced a private offering (the “2016 Private Placement”) of up to $10,000,000 of the Company’s securities. The Company issued 221,667 shares of common stock at $3.00. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 11,083 common shares with an exercise price of $3.00 per common share to the Company’s placement agent.

(5)

On March 1, 2017, the Company entered into an agreement with Michael T. Smith, a member of its Board of Directors, whereby 350,000 previously issued warrants were exercised in exchange for the issuance of 350,000 shares of the Company's common stock and a cash payment to the Company of $525,000. In connection with the transaction, the Company issued a new five-year warrant to purchase up to 350,000 shares of the Company's common stock at an exercise price of $4.50 per share.

(6)

On March 16, 2017, the Company also entered into an agreement with Diamond B. Capital, LLC, with whom Alexander M. Boies, a member of  the Board of Directors, is a 12% owner of this company. Whereby, Diamond B. Capital, LLC, exercised 400,000 previously issued warrants in exchange for the issuance of 400,000 shares of the Company's common stock and a cash payment to the Company of $600,000. In connection with the transaction, the Company issued a new five-year warrant to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share.

(7)	On March 16, 2017, the Company also entered into an agreement with an employee whereby 40,000 previously issued warrants were exercised in exchange for the issuance of 40,000 shares of the Company's common stock and a cash payment to the Company of $60,000. In connection with the transaction, the Company issued a new five-year warrant to purchase up to 40,000 shares of the Company's common stock at an exercise price of $4.50 per share.

(8)

During 2017, pursuant to the 2016 Private Placement, the Company issued 787,133 shares of common stock. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 53,862 common shares with an exercise price of $3.00 per common share to the Company’s placement agent.

(9)	During the year ended December 31, 2017, the Company issued 100,000 shares of common stock to consultants for services.

(10)	During the year ended December 31, 2017, the Company issued 90,000 fully vested, non-forfeitable warrants to employees and consultants for services.

(11)

During 2018, pursuant to the 2016 Private Placement, we issued 303,718 shares of common stock to investors. In connection with the offering, the Company issued fully vested, non-forfeitable warrants to purchase 7,490 shares of common stock with an exercise price of $3.00 per common share to the Company’s placement agent.

(12)

During the year ended December 31, 2018, the Company issued fully vested, non-forfeitable warrants to purchase 440,000 common shares at an exercise prices of $3.00 per common share to employees and consultants for services rendered.

(13)

In connection with the issuance of an unsecured promissory note dated January 18, 2018, the Company issued a five year warrant to purchase up to 10,000 shares of the Company’s common stock at $3.00 per share.

(14)

In January 2018, the Company issued to its then in-house counsel, a five-year warrant to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share, in connection with the issuance of an unsecured promissory note.

(15)

In January 2018, the Company issued to a related party, a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share in connection with an unsecured promissory note.

(16)

In March 2018, in connection with issuance of an unsecured promissory note to a member of its Board of Directors, the Company issued five-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

(17)

In March 2018, in connection with issuance of an unsecured promissory note to an accredited investor, the Company issued five-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

(18)

In May 2018, in connection with issuance of an unsecured promissory note to an accredited investor, the Company issued a five-year warrant to purchase up to 30,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

(19)

In June 2018, in connection with issuance of a secured convertible promissory note to an accredited investor, the Company issued a two-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The secured convertible promissory note will automatically convert into shares of common stock, if and when the Company issues securities at a price per share of less than $3.00 per share, at a conversion price per share equal to such lower price.

(20)	In July 2018, the Company, in connection with the issuance of secured promissory notes to seven shareholders, issued two-year warrants to purchase up to 550,000 shares of the Company’s common stock at $1.00 per share.

(21)

In July 2018, in connection with the issuance of two secured convertible promissory notes to a member of its Board of Directors, the Company issued two, two-year warrants to purchase up to 250,000 shares of the Company’s common stock for a total of 500,000 shares at an exercise price of $1.00 per share. The secured convertible promissory note will automatically convert into shares of common stock, if and when the Company issues securities at a price per share of less than $3.00 per share, at a conversion price per share equal to such lower price.

(22)

In December 2018 and January 2019, in connection with the issuance of convertible promissory notes to an accredited investor, the Company issued five-year warrants to purchase up to 200,000 shares, in aggregate, of the Company’s common stock at an exercise price of $1.75. The secured convertible promissory notes are convertible at a conversion price equal to the lesser of $3.00 or a “variable conversion price” representing a thirty-five percent (35%) discount to the market price.

(23)

In May 2019, in connection with the issuance of convertible promissory notes, the Company issued new secured convertible promissory notes to the holders certain promissory notes, with up to one-half of the subscription price being permitted to be paid with amounts due under their promissory notes. Aggregate gross proceeds were $3,326,427 and proceeds net of commissions of $99,645 were $3,226,782.

(24)	Subsequent to December 31, 2018, the Company issued 10 year stock options to purchase 100,000 common shares at an exercise price of $3.00 per common share to consultants for services.

(25)	Subsequent to December 31, 2018, the Company issued 145,000 shares of common stock to consultants for services.

(26)	On April 29, 2019, the Company, entered into a Settlement Agreement with John W. Kennedy, the Corporation’s former Chief Science Officer and a former member of the Board of Directors, pursuant to which, among other things, the Corporation assigned USPN 9,816,071, Patent Application No. 15/729,038, Patent Application No. 14/244,084 and International Patent Serial No. PCT/US 15/24045 (collectively, the “Intellectual Property”) to Mr. Kennedy, and Mr. Kennedy agreed to effectuate the transfer of two million shares of common stock of the Corporation back to the Corporation (the “Settlement Agreement”). The Intellectual Property relates to technologies that the Corporation does not intend to pursue. The Settlement Agreement was entered into in order to resolve certain disputes between the Corporation and Mr. Kennedy concerning various licensing and royalty agreements entered into between the parties covering the Intellectual Property. Pursuant to the Settlement Agreement, the Corporation and Mr. Kennedy also entered into a Royalty Agreement, providing for, among other things, certain royalty payments to be made to the Corporation from the gross revenue generated by the Intellectual Property (the “Royalty Agreement”).

(27)	On March 15, 2019, a shareholder loaned the Company $50,000 and in exchange was issued 2,000 shares of the company's stock. The loan was subsequently paid.

(28)	In March, 2019, two former consultants exercised their warrants in a cashless exercise, for 148,751 shares of stock.

(29)	In April 2019, the Company issued a fully vested, non-forfeitable warrant to purchase 15,000 common shares at an exercise price of $3.00 per common share to consultants for services.

(30	In February 2019, the Company issued fully vested, non-forfeitable warrants to purchase 75,000 common shares at an exercise price of $3.00 per common share to consultants for services.

(31)	In July 2019, the Company issued a fully vested, non-forfeitable warrant to purchase 40,000 common shares at an exercise price of $3.00 per common share to consultants for services.

(32)	In August 2019, the Company issued fully vested, non-forfeitable warrants to purchase 79,500 common shares at an exercise price of $2,00 per common share to consultants for services.

In connection with the private offerings noted above, the Company engaged a broker/dealer, Livingston Securities, LLC, to assist as placement agent for the securities. On November 16, 2018, the Company entered into a Placement Agent’s Agreement in connection with a proposed November 2018 private offering. The Company terminated the Agreement March 26, 2019. No underwriters were involved in the foregoing issuances of securities. Each of the above transactions was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. The recipient of the securities in each of these transactions represented his, her or its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in each of these transactions. In each case, the recipient had adequate access, through his, her or its relationship with the Company, to information about the Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined in Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ZGSI is a biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity including threats to world agriculture and the ability to feed the world’s rapidly growing population. The Company’s business objective is the commercialization of BAM-FX®, a cost effective, nutrient delivery platform and bio-stimulant for plants that provides efficient delivery of minerals and micronutrients to plants. ZGSI is headquartered in Boca Raton, Florida.

The Company is focused on near-term revenue generation through the introduction of BAM-FX®, to domestic and international agricultural markets. BAM-FX® is licensed in and registered for sale as a fertilizer application with fifty (50) domestic states and has been approved for import and commercial sales in Chile, Paraguay, Colombia, Brazil, India and China. Our distributor in Mexico, Agro Space, is in the process of obtaining Mexican government approval for commercial sales. The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in Indonesia and Philippines. International operations are conducted through in-country established businesses with which a distribution agreement has been executed or other strategic business relationship has been established.

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

The Company began to see limited success penetrating domestic and international markets during 2017. Domestically, the agronomy team conducted in excess of one hundred and fifty grower trials to replicate positive results from prior years using established product protocols and to refine product protocols on a variety of crops in addition to a number of third party validated trials. In 2018, we limited our trials and marketing emphasis to high value crops including grape, tobacco, avocado, soy bean, cotton, berries and cannabis. In addition, we focused on specific geographies in the United States, California and Texas, and internationally, in Brazil, India and China. We believe our efforts in these geographies and crops will open opportunities for future revenue.

We developed a ready to use, home and garden product, Gardener’s Choice®, during 2017 for retail markets. Independent third parties successfully tested Gardener’s Choice® for plant performance and consumer safety during the last half of 2017 into the first quarter of 2018. During the fourth quarter of 2017, the Company showcased the product at the Ace and GIE home and garden trade shows and generated significant interest from prospective purchasers. During the first and third quarters of 2018, the Company marketed Gardener’s Choice® directly to Ace Hardware retailers at their annual trade shows. We have received positive feedback from retailers and big box home and garden stores and expect to place product in a number of stores during 2019.

The Company engaged a well-established distributor in the Mid-west to provide wholesale distribution and assist in marketing Gardener’s Choice® to a number of big box retail outlets. We completed state registration for sale, labeling and promotional material in all fifty domestic states for Gardener’s Choice® during the first quarter of 2019.

To support commercialization and revenue generation efforts, the Company employs certified crop advisors and agronomists for the technical requirements of product introduction domestically and internationally. Reductions in our consulting agronomy staff occurred during the fourth quarter of 2017 due to curtailed operations in Chile and domestically to focus on specific geographies and crops.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX® and identify additional commercial markets and licensing opportunities for the product. During the first quarter of 2016, the Company executed a new five-year RSAA with NASA ARC. The RSAA gives the Company access to NASA scientists and laboratories, which assist in identifying and documenting additional attributes of the Company’s science and potential applications in other segments of agricultural markets. We continued working with NASA ARC through the second quarter of 2017 and have not renewed the RSAA due to lack of adequate resources. We maintain our relationship with researchers and specialists at NASA ARC and hope to continue research when sufficient resources are available.

The Company manufactures its product in a manufacturing facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. Our process improvements are intended to closely align production with a continuous flow production process. During 2018, we engaged a contract product packaging company with turnkey fulfillment services in the production of Gardener’s Choice® and product for the legal cannabis industry.

We began developing new formulations of BAM-FX® to address nutritional needs of plants that are additive to our product’s current zinc and copper formulation in 2015. New formulations can include boron, manganese, magnesium and iron, which address known plant deficiencies. We believe formulations can be manufactured to include all or numerous combinations of these elements. Certain new formulations were tested to verify the ability to combine those elements during 2017.

We successfully tested a granular formulation, which maintains the attributes of our product, during 2017 and validated the product’s efficacy in 2018. With the granular formulation transportation and handling costs are reduced significantly allowing us to economically address commercial markets. We expect to develop a product suite containing additional nutrients in a dry product during 2019, with the intent of adding a number of new specialized products to our current product offering.

Although we have started and realized nominal product sales, we anticipate that in the near term, ongoing expenses, including product development, manufacturing process improvement, corporate administration and technical product support, will be funded primarily by proceeds from sales of our securities or in the form of debt.

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities consisting of 3,333,333 common shares for $3.00 per common share. Proceeds from the offering were $665,001 with offering costs of $53,200 as of December 31, 2016. As of December 31, 2017, we received an additional $2,376,000 in gross proceeds from this offering with offering costs of $169,472. For the year ended December 31, 2018, we received $911,154 in gross proceeds from the offering with offering costs of $25,680. The Company closed this private offering during June 2018.

We have generated nominal revenues from our operations thus far and expect that product sales will increase significantly in 2019 primarily from direct sales to end users, domestic and international channel partners’ distribution efforts, initial revenues from our retail product, Gardener’s Choice® and introduction of product into specialty crop markets.

We cannot, however, guarantee we will be successful in generating significant revenue in 2019 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must raise additional capital to execute our 2019 business plan and realize revenues expected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1: Organization and Summary of Significant Accounting Policies in our Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

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

As the Company's common stock is not traded in an active market, the Company estimates the fair value of its common stock (used in its Black Scholes option pricing model) pursuant to ASC 820. This estimation process maximizes the use of observable inputs, including the quoted price of the Company's common stock in an inactive market, the price of the Company's common stock determined in connection with transactions in the Company's common stock, and an income approach to valuation.

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

Results of Operations

For the year ended
(Rounded to the nearest thousand)	2018	2017	$ Change	% Change

Revenue	$45,000	$66,000	$(21,000)	(31.8)%

Cost of Revenue	40,000	12,000	(28,000)	(233.3)%

Gross Profit	5,000	54,000	(49,000)	(90.7)%
Operating Expenses	4,714,000	7,582,000	(2,868,000)	(37.8)%

Loss from Operations	(4,709,000)	(7,528,000)	2,819,000	37.4%

Other Income / (Expense)	(731,000)	(98,000)	(633,000)	(645.9)%

Net Loss	$(5,440,000)	$(7,626,000)	$2,186,000	28.7%

Net loss per share - basic and diluted	$(0.13)	$(0.19)	$0.06	31.6%

Revenue for the year ended December 31, 2018 was $45,000 a decrease of $21,000 or 31.8% over $66,000 for the year ended December 31, 2017. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX® to their crops.

Cost of Revenue for the year ended December 31, 2018, was $40,000, an increase of $28,000 or 233.3% over $12,000 for the year ended December 31, 2017. The increase is directly related to a loss in inventory of $32,000 offset by a decrease in revenue for the year ended December 31, 2018 over the year ended December 31, 2017.

Operating Expenses for the year ended December 31, 2018 was $4,714,000 a decrease of $2,868,000 or 37.8% over $7,582,000 for the year ended December 31, 2017. The decrease in operating expenses is primarily due to decrease in non-cash warrant inducement expense of $927,000, a decrease of $775,000 in non-cash warrant expense issued for services, a decrease in salary and employee related tax expense of $387,000 resulting from an overall reduction of general and administrative headcounts, a decrease in consulting fees of $495,000, a decrease in audit fees of $202,000, a decrease in professional fees of $137,000, and a decrease in travel and entertainment related expense of $133,000. These decreases were offset primarily by an impairment for unrecoverable capitalized legal costs of $213,000, an increase in legal expense of $125,000 and write off of royalty advances of $116,000.

Other Expense for the year ended December 31, 2018 was  $731,000 an increase of $633,000 or 645.9% from $98,000 for the year ended December 31, 2017. The increase is primarily due to an increase in interest expense and accretion of debt discount and loan costs in connection with the Company's promissory notes.

Net Loss for the year ended December 31, 2018 was $5,440,000 a decrease of $2,186,000 or 28.7% from $7,626,000 for the year ended December 31, 2017. The decrease in net loss is primarily due to a decrease in operating expenses during the period of $2,868,000, offset by an increase in net other income(expense) for the year ended December 31, 2018 of $633,000.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $4,145,000, a decrease of $708,000 or 14.6% from $4,853,000 for year ended December 31, 2017. The decrease in net cash used in operating activities is primarily due to a decrease in net loss of $2,186,000, an increase in non-cash operating expenses including an impairment for unrecoverable legal costs of $213,000, a write off of royalty advances of $115,000 and amortization of debt discount of $345,000, which were offset by a decrease in non-cash operating expenses including a decrease in common stock issued for services of $300,000, a decrease in warrants issued for services of $681,000 and a decrease in warrant modification expense of $927,000. Increases in net cash used in operating activities related to operating assets and liabilities include a decrease in accounts payable and other payables of $463,000, an increase in account receivable of $123,000, an increase in prepaid expenses of $99,000 and a decrease in other current assets of $66,000 offset by an increase in advances for inventory purchases of $250,000, an increase in accounts payable to related parties of $131,000, an increase in accrued interest due related parties of $46,000 and a decrease in advance on future royalties due related parties of $42,000.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $8,000, a decrease of $9,000 or 52.9% from $17,000 for the year ended December 31, 2017, due to a decrease in cash used to purchase equipment and acquire intellectual property.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $4,182,000 a decrease of $470,000 or 10.1% from $4,652,000 for the year ended December 31, 2017. The decrease in net cash provided by financing activities is due primarily to a decrease in proceeds from the sale of common stock of $1,450,000, a decrease in proceeds from the exercise of warrants to related parties of $1,185,000, an increase in repayments of notes payable to related party of $300,000, an increase in payment of offering cost on related party transactions of $64,000 and a decrease in proceeds from notes payable of $56,000 which were offset by an increase in the issuance of promissory notes payable to related parties of $1,700,000, an increase in proceeds on convertible promissory notes of $750,000 and a decrease in payment of offering costs of $144,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2019 business plan may exceed $300,000 per month. This expense rate is primarily due to: an increase in costs of additional subject matter expert consultants travel and promotional expenses to develop markets for domestic and international sales of our product, BAM-FX®, our retail product, Gardener’s Choice®, and our cannabis market product introduction; improvements to our manufacturing facility and processes; and, research and product development related expense for expansion of our product line, product improvement, dry formulation and application for organic certification. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the December 31, 2018 consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect to be needed to operate the business through mid-2020. The Company is and subsequent to December 31, 2018 was active in its fundraising. On January 11, 2019 the Company issued a convertible promissory note in the amount of $94,500 to an investor with net proceeds of $82,000. During March 2019, the Company issued a promissory note to an investor in the amount of $50,000, of which, the total principal balance was repaid during April 2019. In May 2019, pursuant to a refinancing, the Company entered into an exchange agreement with existing debtors and issued two series of promissory notes with gross proceeds of $3,326,000 paying $100,000 in commissions related to the transaction.

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

Cash on Hand

As of December 31, 2018, the Company had a cash balance of $44,000 compared to a cash balance of $14,000 as of December 31, 2017.

Total assets were $552,000 and $740,000 at December 31, 2018 and December 31, 2017, respectively. Working capital (deficit) was $(2,691,166) and $(1,225,000) at December 31, 2018 and 2017, respectively. The decrease in working capital of $1,225,000 during the period was primarily due to cash used in operating activities of $4,145,000 and investing activities of $8,000 offset by cash provided by the sale of common stock, net of offering expenses of $885,000 and cash provided by promissory notes, net of offering costs of $3,453,000. Total stockholders’ equity decreased by $3,127,000 to $(5,096,000) at December 31, 2018 from $(1,969,000) at December 31, 2017.

Outlook

Required Capital Over the Next Year

Due to the fact that our product, BAM-FX®, is new in the agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. We will need additional funding to cover 2019 expenses. Subsequent to December 31, 2018 through April 30, 2019, we converted 5,739,001 of notes outstanding including unpaid interest accrued on those notes, along with $3,269,227 additional investment into $3,169,500 Series A notes and $6,129,000 into Series B notes.

Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will not be sufficient to cover our future operating costs for twelve months.

The sales cycle for our product BAM-FX® in agriculture markets is generally two to three growing seasons. We have completed our second season and with certain growers, our third season, of validation and testing as a commercial product and believe that positive trial results on growers’ crops have contributed to product awareness. However, as important as the positive trial results are, third-party validation of the product’s performance and scientific proof of the product’s mode of action are equally important to our channel partners in their purchasing decisions. We believe we have made significant progress identifying our product’s mode of action during 2018 including the product’s ability to allow a plant to positively respond to biotic stress. We expect to continue those efforts in 2019. During the second quarter of 2019, given the technical product work completed to date, we began to reposition BAM-FX® and differentiate the product in the competitive agricultural market as a plant health stimulator. We believe that a combination of product re-positioning, validation, testing and technical studies carried out over the past years will lead to revenue generation and growth in 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Financial Statement Schedule” at the end of this Annual Report on page for information required by this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation management has concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Management has noted the following material weaknesses in internal controls as of December 31, 2018:

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

Management is in the process of reviewing and revising its internal control framework, including the precision of management review controls that gave rise to these material weaknesses disclosed above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors:

Name	Age	Position
Harvey “Kaye” Klebanoff	78	Chairman of the Board of Directors of the Company
Alexander M. Boies	33	Director of the Company
Edward F. Cowle	62	Director of the Company
Patrick Kennedy*	77	Director and Former Vice President of Agricultural Business Development of the Company
Timothy A. Peach**	67	Director and Chief Executive Officer of the Company
Soumyo Sarkar	61	Director of the Company
Michael T. Smith	75	Director of the Company
John W. Kennedy***	79	Former Director and Former Chief Science Officer of the Company
Raveendran Pottahil****	70	Chief Operating Officer and Technology Officer of the Company
Andrew Koopman*****	59	Former Chief Executive Officer and Former President of Zero Gravity Life Sciences, Inc.

*         The Company eliminated Mr. Kennedy's position of Vice President of Agricultural Business Development in April of 2019.

**       Mr. Peach was appointed as a member of the Board of Directors and Chief Executive Officer on June 15, 2017

***     Mr. Kennedy’s position as Chief Science Officer was terminated during October 2018.

****   Mr. Pottahil was appointed Chief Operating Officer on June 15, 2017.

***** On June 6, 2018 based on the Company's strategic direction and inactivity of ZGSL, the Company terminated its employment agreement with Mr. Koopman.

Biographies of Directors and Executive Officers

Harvey “Kaye” Klebanoff, Chairman of the Board of Directors of the Company

Mr. Kaye has served as our Chairman of the Board since the Company’s inception as its current form in December of 2012. From March 2009 to January 2012, Mr. Kaye was founder, Chairman, Chief Executive Officer and President of Latitude Solutions, Inc. Latitude Solutions, Inc., a publicly traded holding company for several subsidiaries, provided products, processes and services for contaminated water applications. Prior to founding Latitude Solutions Inc., Mr. Kaye was Chief Executive Officer and President of Gulfstream Capital, L.C., a merchant banking, consulting and financial advisory organization, which provided advisory and corporate finance, services to both public and private companies. Gulfstream has acted in a merchant banking, financial advisory and strategic planning capacity for numerous corporations, both public and private. Mr. Kaye has a BS in business from Temple University. Mr. Kaye also serves as a director of Angstrom Technologies, Inc.

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

Edward F. Cowle, Director of the Company

Mr. Cowle has been a Director of the Company since December 2012. Mr. Cowle is currently Chief Executive Officer of Sports Engineering, Inc.(“ SEI”). SEI is the holder of an exclusive license from Worcester Polytechnic Institute to commercialize a new type of athletic shoe technology. Mr. Cowle has been a director and former CEO of US Rare Earths, Inc. Mr. Cowle was a founder, and remains a Director, and principal of Laser Technology, Inc. which produces laser based law enforcement speed guns. Mr. Cowle has also worked closely with the Office of Industrial Liaison at New York University Medical School, and the tech transfer office of Johns Hopkins Medical School, investing in and incubating several technologies. Mr. Cowle structured a licensing deal with C. R. Bard for a start-up company that he co-founded with Temple University Office of Technology Development and Commercialization. He was a founding shareholder and investor in Biophan Technology and worked closely with management to develop business, financing, and investor awareness. The company subsequently licensed and sold its technology to Boston Scientific and Medtronic and the core products are currently being sold to the medical community. Mr. Cowle was a founder of Golf Technologies, Inc., the owner and manufacturer of the “Snake Eyes” brand of golf equipment and apparel. The company was bought by Golfsmith who currently sells the Snake Eyes line of products.  Mr. Cowle formerly served as Senior Vice President Investments–Paine Webber and Co. and Vice President-Bear Stearns and Co. He graduated from Fairleigh Dickinson University in 1978 with a BA in English and American studies.

We believe Mr. Cowle is well qualified to serve as a member of the Board due to his extensive experience starting, financing and advising successful small businesses and the financial acumen he gained from his experience serving in the financial industry.

Patrick Kennedy, Director and Former Vice President of Agricultural Business Development of the Company

Mr. Kennedy has been with ZGSI in his current positions since its inception in its current form in December 2012 and served as the Vice President of Agricultural Business Development since its inception in its current form in December 2012 until April 2019. From May 2000 to June 2007 Mr. Kennedy was the President of American Natural Technology Sciences, Inc. Mr. Kennedy has forty-five years of business experience involving a wide range of skills, including business development, trade, finance, marketing and sales. He has negotiated, marketed and consummated over one billion dollars of sales volume. Mr. Kennedy possesses valuable industry contracts and has been directly responsible for negotiations and structuring of marketing and product distribution. From 1977 to 2000 Mr. Kennedy successfully owned and operated oil companies. Mr. Kennedy also serves as director of Axtel Scientific, Inc. and Mitigation of Disease, Inc. He previously served as director of Digital Stream, Inc.

We believe that Mr. Kennedy is well qualified to serve as a member of the Board due to his extensive understanding of business development and marketing, as well as his significant experience working in and with businesses, large and small.

During April 2019, the Company eliminated Mr. Kennedy’s position of Vice President of Agricultural Business Development. Mr. Kennedy remains as a member of the Board.

Timothy A. Peach, Chief Executive and Chief Financial Officer of the Company

Mr. Peach has been a Director and Chief Executive Officer since June 15, 2017 and has served as the Company’s Chief Financial Officer since February 2015. From 2008 until 2014, Mr. Peach served as Chief Financial Officer, Executive Vice President, and Vice President of Finance of Oncure Medical Corp., a radiation oncology treatment center management company located in Englewood, CO. From 2004 until 2008, Mr. Peach served as Chief Financial Officer and Vice President of Finance for VISTA International Technologies, Inc., a waste to energy technology company. He served as an SEC and compliance consultant to growing companies from 2003-2004 and was the Vice President Finance and Chief Accounting Officer/Controller at Convergent Group Corp. from 1998 until 2002. Prior to 2002, he earned his CPA at PricewaterhouseCoopers and held a variety of senior financial and advisory positions at Executive Telecard, Ltd., Kaire International and Telectronics Pacing Systems, Inc. Mr. Peach received his MBA from the University of Pittsburgh. Our Board believes Mr. Peach’s qualifications to serve as our Chief Executive and Financial Officer include his extensive financial and operations experience earned in both early stage and established companies.

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

We believe Mr. Smith brings strong financial skills that are important in the understanding and oversight of our financial reporting and corporate governance matters along with expertise in corporate governance, enterprise risk management and strategic planning, which we believe qualify him to provide guidance as a Director to the Company

Biographies of Key Employees or Former Key Employees

John W. Kennedy, Chief Science Officer of the Company

John W. Kennedy was with ZGSI since its inception as the current company in 2012 and was instrumental in its creation. He has 40 years’ experience in applied research, botany, biology, physics, nutrition, biochemistry and discoveries associated with health, disease, plant and biological sciences and technologies. Since November 1979, Mr. Kennedy has been operating John W. Kennedy Consultants, Inc. which represents companies and associations in clearance and registration of pesticides at federal and state agencies. Mr. Kennedy is also president and chairman of Axtel Scientific, Inc., a Nevada corporation, established October 18, 2012 which was licensed by Mr., Kennedy’s IP to commercialize a unique modality for mitigation of several cellular devastating diseases. Zero Gravity Incorporated was a former company owned by Mr. Kennedy that collaborated through a Space Act Agreement with NASA on six space shuttle launches carrying experiments to the International Space Station for plant and animal studies. This corporation was discontinued shortly after the incorporation of ZGSI. Mr. Kennedy holds a BS in Botany and Natural Science from University of Wisconsin. He has received additional educational credits at the United States Department of Agriculture Graduate School in New York, NY with advanced studies in the Biological Sciences. He was also awarded a Space Act Agreement with NASA and is considered a National Lab Pathfinder for his work on plant and human stem cells. During October 2018, Mr. Kennedy’s position as Chief Science Officer, which was held since 2012 was eliminated. Mr. Kennedy is no longer an employee of the Company.

Andrew Koopman, Former Chief Executive Officer and Former President of Zero Gravity Life Sciences, Inc.

From, May 2016 until June 2018, Mr. Koopman served as the Chief Executive Officer and President of the Company's wholly owned subsidiary, ZGLS. From January 2014 to May 2016, Mr. Koopman served on the Company's Scientific Advisory Board as a consultant. He previously served as Director of New Ventures at New York University in the Office of Industrial Liaison from October 2001 to May 2016, where he worked with investors and entrepreneurs to facilitate the formation of new life science companies that focused on the development and commercialization of NYU developed technologies. From August 1997 to October 2001, Mr. Koopman was the Managing Director of Biomedical and Biotechnology Industries at Beroff Associates, a merchant investment banking and strategic advisory group. Prior to joining Beroff Associates, Mr. Koopman served as a laboratory supervisor and project manager with Hoffman-LaRoche from January 1989 to August 1997. Mr. Koopman also held associate scientist positions at Ortho Diagnostic Systems and Unigene Laboratories, Inc. between January 1984 and December 1988. Mr. Koopman holds a BS in Biology from Binghamton University and an MS in molecular biology from Seton Hall University with a minor in business administration from the Stillman School of Business.

In June 2018, based on the Company’s strategic direction and inactivity of ZGLS., the Company terminated its employment agreement with Mr. Koopman.

Raveendran Pottathil, Chief Operating Officer and Chief Technology Officer of Zero Gravity Solutions, Inc.

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

Audit Committee. The Audit Committee is comprised of two of our independent directors, Michael T. Smith and Soumyo Sarkar. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of our Company’s annual audit, reviewing the adequacy of our Company’s accounting and financial controls and reviewing the independence of our Company’s independent registered public accounting firm. While the Company is not listed on the NASDAQ Stock Market, our Board has determined that each member of the Audit Committee is an “independent director” under the applicable rules and regulations of the SEC. The Board has determined that a member of the Audit Committee does qualify as an “audit committee financial expert” within the applicable requirements of the SEC.

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

Code of Ethics. - Our Board has not yet adopted a code of ethics that applies to the Company’s officers and directors.We expect to evaluate ethic standards and adopt a code of ethics in 2020.

Delinquent Section 16(a) Reports. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Specific due dates for these records have been established, and we are required to report in this report any failure in 2018 to file by these dates. During 2018, the following did not file a Form 5: Harvey “ Kaye” Klebanoff, Patrick Kennedy, Michael T.Smith, Soumyo Sarkar, Alexander M. Boies, Timothy A. Peach and Edward F. Cowle. We believe that during 2018, the following filed a late Form 4: Michael T.Smith (one). The Company will revise its administrative procedures to enhance the ability of the Company’s executive officers and directors to comply with such requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the years ended December 31, 2018-2016.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards (6)		All other Compensation	Total
Timothy A. Peach,	2016	$141,000	$—	$246,384	(3)	$—	$387,384
Chief Financial Officer of the Company	2017	$150,000	$—	$—		$—	$150,000
Chief Executive Officer of the Company(1)	2018	$150,000	$—	$—		$—	$150,000

Harvey "Kaye" Klebanoff,	2016	$141,000	$—	$—		$—	$141,000
Chairman and Director of the Company	2017	$150,000	$—	$—		$—	$150,000
	2018	$150,000	$—	$—		$—	$150,000

Andrew Koopman,	2016	$93,760	$—	$339,613	(4)	$—	$433,373
Former Chief Executive Officer and President of ZGLS (2)	2017	$150,000	$—	$—		$—	$150,000
	2018	$80,098	$—	$—		$—	$80,098

Raveendran Pottahil,	2016	$109,375	$—	$169,772	(5)	$—	$279,147
Chief Operating Officer of the Company	2017	$150,000	$—	$—		$—	$150,000
Chief Technology Officer of the Company	2018	$150,000	$—	$—		$—	$150,000

(1) On June 15, 2017, Timothy A. Peach was appointed the Chief Executive Officer of the Company.

(2) Mr. Koopman served as Chief Executive Officer and served as President of ZGLS from May 23, 2016 to June 6, 2018.

(3) Mr. Peach received an option to purchase 400,000 shares of the Company’s common stock upon the initialization of the company's 2015 Stock incentive plan. The options vested immediately.

(4) Mr. Koopman received an option to purchase 600,000 shares of the Company’s common stock upon his execution of an offer letter with the Company on April 12, 2016, 300,000 are to vested immediately and 300,000 vested after 6 months. Mr. Koopman returned his option to purchase 600,000 shares upon leaving his position with the Company in June of 2018.

(5) Mr. Pottathil was appointed as Chief Operating Officer of the Company June 15, 2017.  Mr. Pottathil received an option to purchase 300,000 shares of the Company’s common stock upon his execution of an offer letter with the Company on April 11, 2016, 150,000 vested immediately and 150,000 vested after 6 months.

(6) For valuation considerations, please see Note 6 of the December 31, 2018 Notes to the Financial Statements, included in this report.

Outstanding Equity Awards at December 31, 2018 Fiscal Year End

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Option exercise or base price per share ($/Share)	Option Expiration Date
Timothy A. Peach	200,000	—	$0.50	February 22, 2020
Timothy A. Peach	300,000	—	$0.50	November 2, 2020
Timothy A. Peach	400,000	—	$1.25	January 16, 2026
Raveendran Pottathil	300,000	—	$1.25	April 11, 2026

Narrative Discussion of Compensation Tables

Employee Agreements and Current Compensation Rates for Named Executive Officers

The named executive officers above each serve at the will of our Board of Directors, under the terms discussed below.

As dictated by the Board, Mr. Harvey Kaye’s salary for fiscal year 2015 was $96,000 per annum and $96,000 per annum for 2014. The Compensation Committee and the Board approved an increase in Mr. Kaye’s salary to $150,000 per annum effective March 1, 2016, which continues to date. In addition, Mr. Kaye’s entire salary earned in 2013 of $55,000 was deferred, of which $40,000 was paid in 2014 and the remainder was paid in fiscal 2015.

On February 20, 2015, Mr. Peach entered into an at-will employment agreement with the Company under which he serves as the Chief Financial Officer of the Company. He receives $8,000 per month for his services to the Company, along with this he received in 2015, a one time grant of 100,000 shares of the Company’s common stock and a five-year warrant to purchase 200,000 shares of the Company’s common stock at $0.50 per share. After six months of satisfactory service Mr. Peach received an additional five-year warrant to purchase 300,000 shares of the Company’s common stock at $0.50 per share. The Compensation Committee and the Board approved an increase in Mr. Peach’s compensation to $12,500 per month effective March 1, 2016. On June 15, 2017, Mr. Peach accepted the position of Chief Executive Officer.

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

Employee Benefit and Incentive Plans

The Company adopted the 2015 Plan for its employees in December 2015, and health care plan for its employees in October 2015, which does not discriminate in favor of our executive officers or directors in scope, terms or operation and is available generally to all salaried employees of the Company.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)		Total ($)
Harvey Kaye	$-	$-	$-	$150,000	(1)	$150,000
Alexander M. Boies	$-	$-	$-	$-		$-
Edward F. Cowle	$-	$-	$-	$-		$-
Soumyo Sarkar	$-	$-	$-	$-		$-
Timothy A. Peach (2)	$-	$-	$-	$150,000		$150,000
Patrick Kennedy	$2,500	$-	$-	$96,000	(3)	$98,500
Michael T. Smith	$-	$-	$-	$-		$-

(1) Mr. Kaye’s entire salary was earned in connection with his service as Chairman of the Board.

(2) Mr. Peach joined the Board of Directors in June 2017.

(3) Mr. Kennedy’s entire salary of $96,000 was earned in connection with his service as Vice President of Agricultural Business Development of the Company. He also received $2,500 pursuant to royalties earned or minimum payments under the SOD Royalty Agreement and Royalty Agreement, as discussed in Item 13.

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

We have procured a Directors and Officers Insurance Policy with QBE Specialty Insurance Company and XL Specialty Insurance Company in each case, with a $5,000,000 limit of liability.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

s

The following table sets forth, as of August 15, 2019, the number of shares of common stock owned of record and beneficially by the named executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise noted below, the address of each director and executive officer of the Company is 190 NW Spanish River Boulevard, Suite 101, Boca Raton, Florida 33431. The addresses for the greater than 5% stockholders (other than the directors and executive offices of the Company) are set forth in the footnotes to this table:

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Executive Officers

Edward F. Cowle	2,650,000		6.75%
Harvey “Kaye” Klebanoff	2,483,000	(3)	6.33%
Patrick Kennedy	1,986,666		5.06%
Michael T. Smith	1,700,000	(4)	4.33%
Timothy A. Peach	1,000,000	(5)	2.55%
Soumyo Sarkar	940,000	(6)	2.39%
Alexander M. Boies	200,000	(7)	.51%

All directors and named executive officers as a group (7 persons)	10,959,666		27.92%

5% Shareholders
John W. Kennedy (8)	6.930,000		17.66%
Deworth Williams (9)	2,615,000		6.66%

(1)

The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after August 15, 2019 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock.

(2)	The percentage outstanding calculation is based on 39,249,863 shares of common stock issued and outstanding as of October 04, 2019.
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

(5)

The 1,000,000 shares of our common stock include 100,000 shares of our common stock owned of record by Mr. Peach and warrants exercisable into 500,000 shares of our common stock at $0.50 per share and options exercisable into 400,000 shares of our common stock at $1.25 per share..

(6)	The 940,000 shares of our common stock include 620,000 shares of our common stock owned of record by Mr. Sarkar and warrants exercisable into 320,000 shares of our common stock at $2.00 per share.
(7)	Alexander M. Boies has warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share.
(8)

John W. Kennedy was our Chief Science Officer until October 2018 and previously served as a member of  the Board until December 2015. His address is as follows: 101 Beachside Drive, Stevensville, MD 21666.

(9)	Deworth Williams previously served as a member of our Board of Directors until December 2015. Mr. William’s address is as follows: 2681 E. Parleys Way, Suite 204, Salt Lake City, UT 84109.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan	1,585,000	$1.70	2,415,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,585,000	$1.70	2,415,000

2015 Equity Incentive Plan. In December 2015, our stockholders approved our 2015 Plan. Our 2015 Plan provides for the grant of incentive stock options to our employees and our parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, stock bonus awards, restricted stock awards, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our 2015 Plan also provides that the grant of performance stock awards may be paid out in cash as determined by the Committee (as defined below).

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

●

On December 12, 2013, our former director and Chief Science Officer, Mr. John W. Kennedy and current director, Mr. Patrick Kennedy, and the Company entered into a royalty agreement (the “Royalty Agreement”) having a term of 25 years, wherein the Company was required to pay royalty fees to Messrs. John W. Kennedy and Patrick Kennedy, in the amount of (1) 5% of gross sales of the BAM-FX® product (and related products) of which 3% was to be paid to John W. Kennedy and 2% to Patrick Kennedy, and/or (2) 10% of any license or sub-license of the product or related products of which 6% was to be paid to John W. Kennedy and 4% to Patrick Kennedy. The Royalty Agreement allowed the Company to pay Messrs. John W. Kennedy and Patrick Kennedy advance royalties as determined by the CEO of the Company, to be deducted from any future royalties due. In March 2015, the Royalty Agreement was superseded by the SOD Royalty Agreement, described below.

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

For the year ended December 31, 2015, John W. Kennedy and Patrick Kennedy received minimum payments under the SOD Royalty Agreement (or prepayments under the Royalty Agreement) of $15,000 and $30,000, respectively, of which John W. Kennedy and Patrick Kennedy earned royalties of $4,976 and $3,317, respectively. For the year ended December 31, 2016, John W. Kennedy and Patrick Kennedy received minimum payments under the SOD Royalty Agreement (or prepayments under the Royalty Agreement) of $0 and $30,000, respectively, of which John W. Kennedy and Patrick Kennedy earned royalties of $1,261 and $841, respectively.  For the year ended December 31, 2017, John W. Kennedy and Patrick Kennedy received minimum payments under the SOD Royalty Agreement of $0 and $30,000, respectively, of which John W. Kennedy and Patrick Kennedy earned royalties of $1,972 and $1,315, respectively, under the SOD Royalty Agreement. For the year ended December 31, 2018, John W. Kennedy and Patrick Kennedy received $1,653.

●

As of December 31, 2015, the Company has paid a total of $124,262 of legal fees related to the approval and issuance of the patent for “Bioavailable Minerals for Plant Health” and legal fees to maintain, protect and litigate the inventor’s rights in the patent for “Mitigation of Plant and Animal Diseases using Bioavailable Minerals”. This patent is held by former director and Chief Science Officer, Mr. John W. Kennedy and current director, Mr. Patrick Kennedy. The patent is a related patent to be held or licensed by the Company.  The Company may utilize this patent in future and reserves the right to negotiate for this patent at a later date.

●

On March 10, 2015, the Company entered into a Consulting Agreement with Williams Investment Company and Deworth Williams, a former director of the Company. Under the Consulting Agreement, Williams provided advice and recommendations to the Company with respect to investor relations, public relations and general corporate business development advice for a period of six months beginning on the date of the Consulting Agreement. The Company paid $50,000 upon execution of the Consulting Agreement with additional payments of $150,000 due in equal installments on June 6, 2015 and August 6, 2015. As of December 31, 2018, $65,000 was still payable. During June 2019, the Company and Williams Investment Company entered into a settlement agreement, pursuant to which among other things, the Company agreed to pay $25,000 upon execution and make four monthly payments of $10,000 to retire the obligation.

●

In July 2015, Mr. Michael T. Smith, a Board member, advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note payable, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the debt and warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. As of December 31, 2015, accretion of the debt discount of $47,345 was recorded in other expenses on the statement of operations. The total amount of principal and interest paid during the year ended December 31, 2015 was $0 and $18,333, respectively.  On July 19, 2016, upon approval of the Board, the Company and Mr. Smith agreed to an amendment of this note to extend the maturity date to July 16, 2017, and to provide the principal and accrued interest may be converted, in whole or part, into the Company's common stock at a conversion equal to $1.25 per share. On July 17, 2017, upon approval of the Board, the Company and Mr. Smith agreed to an amendment of this note to extend the maturity date to July 16, 2018 and then extended again in 2018 to July 2019.

●

On July 16, 2015, Mr. Smith, received a five-year cashless warrant to purchase up to 350,000 shares of common stock (at $3.00 per share) as additional consideration for a loan he made to the Company. On March 1, 2017, the Company and Mr. Smith entered into an amendment of their agreement where Mr. Smith fully exercised his warrant and received 350,000 shares for $525,000 cash payment. As additional consideration for Mr. Smith's entry into the amendment, the Company issued a new warrant for up to 350,000 shares of common stock at $4.50 a share.

●

On February 19, 2016, Diamond B. Capital LLC (“ Diamond”) received a five-year warrant to purchase up to 400,000 shares of common stock at $2.00 per share. Alexander M. Boies, a Board member is a 12% owner of Diamond. On March 16, 2017, the Company entered into an amendment with Diamond on their warrant pursuant to which the exercise price was decreased to $1.50 per share for that portion of the prior warrant to be exercised on such date. Subsequent to the execution of the prior warrant, Diamond fully exercised its warrant and received 400,000 shares of common stock for $600,000 payment. As additional consideration for Diamond entry into an amendment and exercise of the prior warrant, in March 2017, the Company issued to Diamond a warrant to purchase up to 400,000 shares of the Company's common stock at an exercise price of $4.50 per share. The estimated fair value of this warrant of approximately $463,000 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 1.89%, and expected life of the warrants of 5 years.

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

●

In September 2017, the Company issued an unsecured promissory note to Michael T. Smith, a member of its Board of Directors in the principal face amount of $500,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note shall be repaid in full plus all unpaid interest by September 2019. In connection with the note, the Company issued five-year warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

●

In October 2017, the Company issued to Rio Vista Investments, LLC, a Nevada limited liability company (“Rio Vista”),an unsecured promissory note in the principal face amount of $500,000. The promissory note bears interest at a rate of 10.0% per annum, payable quarterly. The promissory note shall be repaid in full plus all unpaid interest by October 2019. In connection with the note, the Company issued five-year warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the warrants recorded resulted in debt discount of $50,229 upon execution of the promissory note.  For the year ended December 31, 2018 and 2017, accretion of the debt discount was $25,115 and $4,472, respectively, included in other expenses on the statements of operations. Alexander M. Boies a beneficiary of certain trusts that own Rio Vista.

●

In January 2018, the Company issued an unsecured note to its then in-house corporate counsel in the principal face amount of $100,000.  The note bore interest at a rate of 10.0%, per annum, payable quarterly. The promissory note was paid during the three month period ended March 31, 2018. In connection with the note, the Company issued five-year warrants to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the warrants recorded resulted in debt discount of $3,831 upon execution of the note. For the year ended December 31, 2018, accretion of the debt discount was $3,831, included in other expenses on the statements of operations.

●

On or about January 17, 2018, the Company received $500,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 16, 2018, maturing on October 26, 2019, in the principal face amount of $500,000 (the “Second Note”), and (b) a warrant dated January 18, 2018 to purchase up to 50,000 shares of the Company’s common stock of (the “Second Warrant”). Alexander M. Boies is a beneficiary of certain trusts that own Rio Vista, the holder of the note and warrant. The notes bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holders thereof quarterly in cash and shall be repaid in full by the Company, plus all unpaid interest thereon, by their respective maturity dates (the “Maturity Date”). Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the Maturity Date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under such note, based on the full principal amount. In addition to the foregoing, the Company must repay the Second Note to Rio Vista Investments, LLC within 30 days of the date the Company possesses an amount of cash equal to the outstanding balance of principal and interest due under the Second Note plus an amount reasonably anticipated to be necessary to operate the Company over the succeeding 6 months. The Second Warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share.

●

On or about March 8, 2018, the Company received $200,000 from Mr. Michael T.Smith, a member of our Board of Directors, and in exchange the Company issued to Mr. Smith (a) an unsecured promissory note dated March 8, 2018, and (b) a warrant dated March 9, 2018 to purchase up to 20,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holders thereof quarterly in cash. The note shall be repaid in full by the Company, plus all unpaid interest thereon, by March 7, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under such note, based on the note’s principal balance as of the origination date. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share.

●

On or about March 12, 2018, the Company received $200,000 from Boies Partners, Inc. (“BPI”), an accredited investor, and in exchange the Company issued to BPI (a) an unsecured promissory note dated March 12, 2018, and (b) a warrant dated March 12, 2018 to purchase up to 20,000 shares of the Company’s common stock. Alexander M. Boies, a member of our Board of Directors, has no financial interest in or control over BPI and does not otherwise have any beneficial ownership in any securities owned by BPI, but BPI is owned by a family member of Alexander M. Boies. The note bore interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note was payable in full by the Company, plus all unpaid interest thereon, by March 11, 2020. Prepayment of all unpaid principal due on the note may have been  made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contained customary provisions for events of default and acceleration of sums due. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $14,279 upon execution.  The Company also incurred $6,000 of lender fees which was recorded as debt discount. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $20,279 and $0, respectively, included in other expenses on the statements of operations. This note further provided that within 30 days of receipt of payment of any amount principal outstanding under the note (the "Conversion Window"), the note holder shall have the right to convert any portion of such payment into the Company’s common stock at the lesser of $3.00 per share or the lowest price per share of any sale by the Company of its common stock occurring between the date of the note and the end of the Conversion Window. This note was repaid during the three months ended June 30, 2018.

er
●	On May 2, 2018, the Company received $300,001 from Michael T. Smith, an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated May 2, 2018, and (b) a warrant dated May 2, 2018 to purchase up to 30,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by May 1, 2020. The note contains a contingent conversion feature that allows the value of the note to be converted at $3 per share or such lower price at which the Company has issued stock subsequent to May 2, 2018, if any part of the principle balance is paid. The intrinsic value of contingent conversion will be determined and recognized when the contingency occurs. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $21,452 upon execution. The Company also incurred $9,000 of lender fees which was recorded as debt discount.

●	On June 29, 2018, in connection with its June 2018 Offering, the Company received $1,000,000 from an affiliate of Alexander M. Boies, a member of our Board of Directors, and in exchange the Company issued (a) an unsecured convertible promissory note dated June 29, 2018, and (b) a two-year warrant dated June 29, 2018 to purchase up to 1,000,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by June 28, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $414,416 upon execution. The Company also incurred $30,000 of lender fees which was recorded as debt discount.

●

On July 2, 2018, in connection with its June 2018 Offering, the Company received $250,000 from Michael T. Smith, a member of our Board of Directors, and in exchange the Company issued (a) an unsecured convertible promissory note dated July 2, 2018, and (b) a two-year warrant dated July 2, 2018 to purchase up to 250,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by July 1, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $103,613 upon execution. The Company also incurred $7,500 of lender fees which was recorded as debt discount.

●	On July 19, 2018, in connection with its June 2018 Offering, the Company received $250,000 from Michael T. Smith, a member of our Board of Directors, and in exchange the Company issued (a) an unsecured convertible promissory note dated July 19, 2018, and (b) a two-year warrant dated July 19, 2018 to purchase up to 250,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by July 18, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $103,609 upon execution. The Company also incurred $7,500 of lender fees.

●

On December 21, 2018, the Company received $100,000 from an affiliate of Michael T.Smith, a member of our Board of Directors, and in exchange the Company issued (a) an unsecured convertible promissory note dated December 21, 2018. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by December 20, 2020. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount.

Director Independence

Our common stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Harvey Kaye, Patrick Kennedy, and Timothy A. Peach would not be considered independent as they serve currently or have served as the officers of the Company within the past three years. Alexander M. Boies, Soumyo Sarkar, Edward F. Cowle and Michael T. Smith may be considered independent under this standard.

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

As disclosed in our Form 8-K filed on November 5, 2015, we dismissed Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as our independent accountant on October 26, 2015, and engaged GHP Horwath, P.C. (“GHP”) to serve as our new independent registered public accounting firm. In our Form 8-K filed on January 4, 2017, we advised that we had received notice from our independent registered public accounting firm, GHP, that GHP had chosen not to stand for re-appointment as the Company’s auditor, and effective as of December 30, 2016, the client-auditor relationship between the Company and GHP ceased. The resignation of GHP was not recommended by our Audit Committee nor was the Audit Committee’s approval required. We disclosed in our Form 8-K filed on February 10, 2017, that we engaged Crowe Horwath LLP (“ Crowe”) as our new independent registered public accounting firm effective February 8, 2017. Crowe audited our financial statements for the fiscal year ended December 31, 2016, and conducted reviews of the Company’s unaudited quarterly financial statements on an ongoing basis beginning with the financial statements for the quarter ended March 31, 2017. The engagement of Crowe was approved by our Audit Committee.

As disclosed in our Form 8-K filed on August 20, 2018, effective August 4, 2018, Crowe resigned as our independent accountant upon completion of their audit of our financial statements for the fiscal year ended December 31, 2017. Crowe’s resignation was not recommended by our Audit Committee nor was the Audit Committee’s approval required. Effective August 20, 2018, the Company engaged Salberg & Company, P.A. (“Salberg”) as our new independent registered public accounting firm for the fiscal year ended December 31, 2018. Salberg conducted reviews of the Company’s unaudited quarterly financial statements beginning with the financial statements for the quarter ended March 31, 2018. The engagement of Salberg was approved by our Audit Committee.

The following table sets forth the aggregate fees billed to us by Crowe in connection with our financial statements for 2017 and 2018 and by Salberg in connection with our financial statements for 2018.

	Salberg	Crowe	Crowe
	2018	2018	2017
Audit Fees	$74,000	$12,000	$256,000
Audit Related Fees	-	-	6,000
Tax Fees	-	24,500	24,500
Other Fees	-	-	-
Totals	$74,000	$36,500	$262,000

Audit fees represent amounts billed for professional services rendered or expected to be rendered for the audit of our annual financial statements.

Audit related fees represent professional services rendered or expected to be rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. Our Audit Committee is of the opinion that the Audit related fees charged by Salberg and Crowe were consistent with each independent accountant maintaining its independence from us.

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

10.14	SOD Assignment dated November 11, 2015 (previously filed with the Company's Form 10-K filed March 20, 2016)
10.15	Lease agreement for manufacturing facility by and between BAM Inc. and Palm City Interiors, Inc., dated August 11, 2014 (previously filed with the Company's Form 10-K filed March 20, 2016)
16.1	Letter dated November 3, 2015 from Sadler, Gibb & Associates, LLC (previously filed with the Company’s Form 8-K filed November 5, 2015)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Audit Committee’s Charter (previously filed with the Company's Form 10-K filed March 20, 2016)
99.2	Compensation Committee’s Charter (previously filed with the Company's Form 10-K filed March 20, 2016)
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

+Previously filed with the Company’s Registration Statement on Form 10, filed with the SEC on December 29, 2014.

++ Previously filed with the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2015.

* Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: October 16, 2019	ZERO GRAVITY SOLUTIONS, INC.

	By:	/s/ Timothy A. Peach
Timothy A. Peach Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 16, 2019.

Signatures:	Title:

/s/ Harvey Kaye	Director, Chairman of the Board
Harvey Kaye

/s/ Alexander M. Boies	Director
Alexander M. Boies

/s/ Patrick Kennedy	Director
Patrick Kennedy

/s/ Soumyo Sarkar	Director
Soumyo Sarkar

/s/ Michael T. Smith	Director
Michael T. Smith

/s/ Edward F. Cowle	Director
Edward F. Cowle

/s/ Timothy A. Peach	Director, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer)
Timothy A. Peach

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

CONTENTS

PAGES	F-2 - F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017.

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017.

PAGE	F-6	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017.

PAGE	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017.

PAGES	F-8 - F-28	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Zero Gravity Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zero Gravity Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $5,440,396 and $4,144,697, respectively, in 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $2,691,116, $5,096,153 and $29,420,616, respectively, at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2018.

Boca Raton, Florida

October 16, 2019

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Zero Gravity Solutions, Inc. and Subsidiaries

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zero Gravity Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Crowe LLP

We served as the Company’s auditor from February 8, 2017 to August 14, 2018.

Fort Lauderdale, Florida

August 13, 2018

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS

Cash	$43,683	$13,862
Accounts receivable, net	342	1,393
Prepaid expenses	314,645	216,139
Inventory	103,142	68,643

Total current assets	461,812	300,037

Property and equipment - net	85,523	104,590

OTHER ASSETS

Deposit	4,817	4,617
Intellectual property, net	-	11,458
Advance on future royalties - related parties, net	-	319,441
Total other assets	4,817	335,516

TOTAL ASSETS	$552,152	$740,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and other payables	$544,659	$696,195
Accounts payable, related party	127,480	77,597
Accrued interest	21,262	-
Accrued interest, related party	100,919	34,750
Deferred revenue	250,000	-
Deferred compensation, related party	12,500	12,500
Insurance financing liability	223,482	204,419
Notes payable, related party, net of discount of $41,379	1,058,621	-
Convertible Notes payable, net of discount of $127,053	8,947	-
Convertible Notes payable - related party	500,000	500,000
Notes Payable, net of discount of $8,892 and $0	191,108	-
Embedded conversion option liability	114,000	-
Total current liabilities	3,152,978	1,525,461

LONG TERM LIABILITIES
Notes payable, net of discount of $3,737 and $18,218	96,263	181,782
Notes payable, related parties, net of discount of $56,380 and $97,796	943,621	1,002,204
Convertible Notes Payable net of discount of $193,202 and $0	356,794	-
Convertible Notes payable related parties net of discount of $501,351 and $0	1,098,649	-
Total long-term liabilities	2,495,327	1,183,986
Total Liabilities	5,648,305	2,709,447

Commitments (note 4)

STOCKHOLDERS' DEFICIT

Common stock; 100,000,000 shares authorized, at $0.001 par value, 40,954,115 and 40,650,397 shares issued and outstanding, respectively	40,954	40,650
Additional paid-in capital	24,283,509	21,970,266
Accumulated deficit	(29,420,616)	(23,980,220)

Total stockholders' deficit	(5,096,153)	(1,969,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$552,152	$740,143

See accompanying notes to consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017
REVENUE
Sale of goods	$45,263	$65,733
Total revenue	45,263	65,733
COST OF REVENUE
Cost of goods sold	38,442	10,276
Royalty expense	1,654	2,102
Total cost of revenue	40,096	12,378
GROSS PROFIT	5,167	53,355

OPERATING EXPENSES
General and administrative	4,562,912	7,402,271
Research and development	151,846	179,351
Total operating expenses	4,714,758	7,581,622
LOSS FROM OPERATIONS	(4,709,591)	(7,528,267)
OTHER INCOME (EXPENSE)
Other income (expense)	(1,540)	(387)
Change in fair value of derivative	11,000	-
Interest expense	(379,608)	(82,451)
Accretion of debt discount	(360,657)	(15,468)
Total other income (expense)	(730,805)	(98,306)
NET LOSS	$(5,440,396)	$(7,626,573)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.13)	$(0.19)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	40,874,059	40,110,298

See accompanying notes to consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2016	38,973,264	$38,973	$16,126,129	$(16,353,647)	$(188,545)

Common stock issued for cash, net of offering costs of $169,472	787,133	787	2,191,140	-	2,191,927

Exercise of warrants, net of offering costs of $33,750	790,000	790	1,150,460	-	1,151,250

Common stock issued for services	100,000	100	299,900	-	300,000

Warrants issued for services	-	-	1,019,855	-	1,019,855

Costs of exercise of warrants	-	-	926,885	-	926,885

Warrants issued for loan costs	-	-	131,482	-	131,482

Stock options issued for services	-	-	124,415	-	124,415

Net loss for the year ended December 31, 2017	-	-	-	(7,626,573)	(7,626,573)

Balance December 31, 2017	40,650,397	$40,650	$21,970,266	$(23,980,220)	$(1,969,304)

Common stock issued for cash, net of offering costs of $25,680	303,718	304	885,170	-	885,474

Warrants issued for services	-	-	338,657	-	338,657

Warrants issued for loan costs	-	-	943,139	-	943,139

Stock options issued for services	-	-	146,277	-	146,277

Net loss for the year ended December 31, 2018	-	-	-	(5,440,396)	(5,440,396)

Balance December 31, 2018	40,954,115	$40,954	$24,283,509	$(29,420,616)	$(5,096,153)

See accompanying notes to consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,440,396)	$(7,626,573)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,045	24,890
Amortization expense	1,248	1,018
Bad debt expense	4,060	-
Common stock issued for services	-	300,000
Warrants issued for services	338,657	1,019,855
Stock options expense	146,277	124,415
Loss on disposal of assets	1,540	-
Change in fair value of derivative	(11,000)	-
Impairment expense	213,418	-
Loss on advance on future royalties – related parties	114,580	-
Amortization of debt discounts	360,657	15,468
Warrant modification expense	-	926,885
Changes in operating assets and liabilities:
Accounts receivable	(3,009)	120,354
Other current assets	-	66,270
Prepaid expenses	(98,506)	-
Advance on future royalties - related parties	1,653	(42,403)
Inventory	(34,499)	(35,242)
Deposit	(200)	(1,000)
Accounts payable and other payables	(250,559)	212,842
Accounts payable, related party	148,302	17,347
Accrued interest	22,143	2,500
Accrued interest-related party	65,892	20,000
Deferred revenue	250,000	-

Net cash used in operating activities	(4,144,697)	(4,853,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	-	(6,976)
Cash paid to purchase equipment	(7,518)	(10,423)

Net cash used in investing activities	(7,518)	(17,399)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	323,482	404,419
Payments of notes payable	(204,421)	(195,355)
Repayments on notes payable – related party	(300,000)	-
Proceeds from exercise of warrants - related party	-	1,185,000
Payment of offering costs – related party	(108,500)	(33,750)
Proceeds on notes payable convertible	686,000	-
Proceeds from notes payable - related party	2,900,001	1,100,000
Proceeds from sale of common stock	911,154	2,361,399
Payment of offering costs	(25,680)	(169,472)

Net cash provided by financing activities	4,182,036	4,652,241

NET INCREASE (DECREASE) IN CASH	29,821	(218,532)

CASH AT BEGINNING OF YEAR	13,862	232,394

CASH AT END OF YEAR	$43,683	$13,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$379,608	$82,451
Tax	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as debt discount	$943,139	$131,482
Warrants issued as direct offering costs	$5,771	$178,217

See accompanying notes to consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company owns proprietary technology for its initial commercial product, BAM-FX® that can boost the nutritional value and enhance the immune system of food crops without the use of Genetic Modification. The Company’s focus is the commercialization of BAM-FX® in both domestic and international markets. The Company’s headquarters are located in Boca Raton, Florida.

The Company operates through two wholly owned subsidiaries: BAM and ZGLS, both Florida corporations formed by the Company in 2014.

In 2018, the Company created a third subsidiary SASI, which began operations in 2019. The Company owns 98% of this subsidiary.

Going Concern and Management’s Plans

These consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business.

The Company has a working capital deficiency as of December 31, 2018, and a net loss and negative cash flows from operating activities for the year then ended. At December 31, 2018, the Company had an approximate cash balance of $44,000, a working capital deficiency of approximately $(2,691,000), a net loss of approximately $(5,440,000), and negative cash flows from operating activities of approximately $(4,145,000) for the year then ended. To date, the Company has relied on equity financing and has entered into related and non-related party promissory notes to fund its operations. The Company has also issued stock-based compensation in exchange for services. Although the Company intends to raise additional capital, the Company expects to continue to incur losses from operations and have negative cash flows from operating activities for the near-term and these losses could be significant as product development, regulatory, contract research, and technical marketing personnel related expenses are incurred. Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these December 31, 2018 consolidated financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has satisfied its obligations using cash from successful capital raising efforts through December 31, 2018, however there are no assurances that such successful efforts will continue for up to a year after these financial statements are issued. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing efforts must be devoted to those distributors to insure the product is properly utilized and validated by end users. To fund these capital needs, the Company has and continues to raise capital through a private placement offering in connection with its investment banker and through its internal efforts, as well as through issuances of debt. Subsequent to December 31, 2018, the Company has raised approximately $3,824,000 (Note 8). If the Company does not obtain additional capital, the Company would potentially be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs and expense levels.

Management’s strategic plans include the following:

●         Continuing to advance commercialization of the Company’s principal product, BAM-FX® in both domestic and international markets;

●         Pursuing additional capital raising opportunities;

●         Continuing to explore and execute prospective partnering or distribution opportunities; and

●         Identifying unique market opportunities that represent potential positive cash flow.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include allowance for doubtful accounts and other receivables, inventory reserves and classifications, amortization period and recoverability of intangible assets, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2018 and 2017.

Segment Reporting

The Company views its operations and manages its business as one reportable segment. As a result the consolidated financial statements presented within, relate to our principal operating segment.  Customers in the United States account for 81.0% of our revenues, while 19.0% was derived from customers in South America. We do not have any property or equipment outside of the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ZGSI and its wholly-owned subsidiaries. The company own 98% of SASI which began operations in 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost and net realizable value. At December 31, inventory consisted of:

	December 31,	December 31,
	2018	2017
Raw materials	$17,610	$23,562
Finished product	85,532	45,081
Total Inventory	$103,142	$68,643

During the year ended December 31, 2018 the Company recorded an impairment of inventory of $32,084. This was included in Costs of Sales.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is computed on a straight-line basis over estimated useful lives of three (3) to ten (10) years. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the years ended December 31, 2018 and 2017.

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

Intellectual Property

The Company reviewed its intellectual property for impairment and determined that it had no recoverable value. $10,210 was recorded as impairment cost in 2018.

Concentration of Credit Risk

The Company believes that its credit risk exposure is limited. The Company has never suffered a loss due to funds in excess of FDIC limits and had no funds held in excess of FDIC limits at December 31, 2018.

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

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Accounting For Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts, and recognizes a net gain or loss on extinguishment.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred. Such amounts aggregated $65,717 in 2018 and $16,034 in 2017.

Legal Expenses

All legal costs are charged to expense as incurred.

Convertible Notes With Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which may contain fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the premium to interest expense on the note issuance date.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized over the life of the underlying debt instrument.

Revenue Recognition and Accounts Receivable:

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

The Company determined that no reserve for estimated product returns and allowances was necessary during the years ended December 31, 2018 and 2017. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

At December 31, 2018, two customers accounted for 100% of total accounts receivable. Each of these customers represented 78.1%, and 21.9% respectively. During the year ended December 31, 2018, two customers accounted for 68.6% of net sales 49.4% and 19.2% respectively.

At December 31, 2017, three customers accounted for 100% of total accounts receivable. Each of these three customers represented 46.5%, 34.9% and 18.6% respectively. During the year ended December 31, 2017, one customer accounted for 22.8% of net sales.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. The allowance for doubtful accounts as of December 31, 2018 and 2017 was $0 and $32,663, respectively.

Cost of sales

Cost of sales is comprised of material costs, invoiced shipping costs and royalty expense.

Warrants

The Company recognizes the cost of warrants issued with debt as debt discounts in the consolidated financial statements, which is recorded as the warrants relative fair value, which is measured based on the grant date fair value of the award. The Company estimates the fair value of each warrant at the grant date by using the Black-Scholes option pricing model.

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

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Loss per Share

Loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted earnings loss per share is calculated by dividing the Company’s net income (loss) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants, stock options and convertible debt are not considered in the calculation as the impact of the potential common shares (totaling 16,952,975 shares and 10,713,175 shares for the years ended December 31, 2018 and 2017, respectively), would be to decrease net loss per share.

Research and Development

Research and development costs are charged to expenses as incurred and were $151,846 and $179,351 for the years ended December 31, 2018 and 2017 respectively.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2018 and 2017.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At December 31, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2018 or 2017. As of December 31, 2018 tax years 2015-2018 remain open for IRS audit.

Investments

We have an equity investment in a privately held entity. We account for investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. All investments were carried at a zero value as of December 31, 2018 (See Note 4).

Reclassifications

Certain amounts totaling $34,750 in the December 31, 2017 balance sheet have been reclassified from accounts payable, related party to accrued interest, related party to conform to the December 31, 2018 presentation.  This reclassification had no effect on current liabilities in either period presented.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016- 02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The implementation did not have a material impact on the consolidated financial statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This guidance is applicable to the Company’s fiscal year beginning January 1, 2019. The implementation did not have a material effect on its consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

	December 31, 2018	December 31, 2017
Computer equipment	$13,032	$15,332
Equipment and furniture	138,764	133,940
Leasehold improvements	7,593	7,593
	159,389	156,865
Accumulated Depreciation	(73,866)	(52,275)
Property and Equipment - Net	$85,523	$104,590

Depreciation expense for the years ended December 31, 2018 and 2017 was $25,045 and $24,890, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 3 – RELATED PARTY TRANSACTIONS

The following descriptions of convertible notes and notes payable refer to notes issued to related parties of the Company. For a description of convertible notes and notes payable to non-related parties of the Company see Note 5.

Convertible Notes Payable to Related Parties

Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value

July 2015	$500,000	$-	$-	$500,000
June 2018	$1,000,000	$444,416	$112,626	$668,210
July 2018	$250,000	$111,113	$27,702	$166,589
July 2018	$250,000	$111,109	$24,959	$163,850
December 2018	$100,000	$-	$-	$100,000
	$2,100,000	$666,638	$165,287	$1,598,649
Convertible Notes Payable - Current	$500,000	$-	$-	$500,000
Convertible Notes Payable - Long Term	$1,600,000	$666,638	$165,287	$1,098,649

In July 2015, a member of the Company’s Board of Directors advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification which was determined to not be material. During 2017, the maturity date of the note was extended to July 2018 and then extended again in 2018 to July 2019. For the years ended December 31, 2018 and 2017, the Company recorded interest expense of $42,500 and $12,500 was included in accrued interest - related party at year end. The note is included in the current liabilities section of the consolidated balance sheets.

On June 29, 2018, in connection with its June 2018 Offering (as defined in Note 5), the Company received $1,000,000 from an affiliate of a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated June 29, 2018, and (b) a two-year warrant dated June 29, 2018 to purchase up to 1,000,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by June 28, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3.00 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $414,416 upon execution. The Company also incurred $30,000 of lender fees which was recorded as debt discount. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $112,626 and $0, respectively included in other expenses on the statements of operations.

On July 2, 2018, in connection with its June 2018 Offering (as defined in Note 5), the Company received $250,000 from a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated July 2, 2018, and (b) a two-year warrant dated July 2, 2018 to purchase up to 250,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by July 1, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3.00 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $103,613 upon execution. The Company also incurred $7,500 of lender fees which was recorded as debt discount. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $27,702 and $0, respectively included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

On July 19, 2018, in connection with its June 2018 Offering (as defined in Note 5), the Company received $250,000 from a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated July 19, 2018, and (b) a two-year warrant dated July 19, 2018 to purchase up to 250,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by July 18, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $103,609 upon execution. The Company also incurred $7,500 of lender fees. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $24,959 and $0, respectively included in other expenses on the statements of operations.

On December 21, 2018, the Company received $100,000 from an affiliate of a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated December 21, 2018. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by December 20, 2020. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount.

Notes Payable to Related Parties

Notes payable outstanding at December 31, 2018 consist of the following:

Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Repayments	Carrying Value

August 2017	$100,000	$10,435	$7,062	$-	$96,627
September 2017	$500,000	$52,166	$34,802	$-	$482,636
October 2017	$500,000	$50,229	$29,587	$-	$479,358
January 2018	$100,000	$3,831	$3,831	$100,000	$-
January 2018	$500,000	$50,590	$27,283	$-	$476,693
March 2018	$200,000	$20,281	$8,251	$-	$187,970
March 2018	$200,000	$20,279	$20,279	$200,000	$-
May 2018	$300,001	$30,452	$9,409	$-	$278,958
	$2,400,001	$238,263	$140,504	$300,000	$2,002,242
Notes Payable - Current	$1,200,000	$116,661	$75,282	$300,000	$1,058,621
Notes Payable – Long Term	$1,200,001	$121,602	$65,222	$-	$943,621

In August 2017, the Company issued an unsecured promissory note to its then in-house corporate counsel in the principal face amount of $100,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note is payable in full plus all unpaid interest by August 2019. In connection with the note, the Company issued five-year warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the warrants recorded resulted in debt discount of $10,435 upon execution of the promissory note. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $5,218 and $1,844. Accretion of debt discount is included in other expenses on the statements of operations. Subsequent to December 31, 2018 this note was paid.

In September 2017, the Company issued an unsecured promissory note to a member of its Board of Directors in the principal face amount of $500,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note is payable in full plus all unpaid interest by September 2019. In connection with the note, the Company issued five-year warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the warrants recorded resulted in debt discount of $52,166 upon execution of the promissory note. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $26,084 and $8,718 respectively, included in other expenses on the statements of operations. This note was exchanged as part of a Series A note exchange in May 2019, see Note 8.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

In October 2017, the Company issued to Rio Vista Investments, LLC, a Nevada limited liability company (“Rio Vista”), (i) an unsecured promissory note in the principal face amount of $500,000 and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock. The note issued to Rio Vista bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to Rio Vista quarterly in cash. The note is payable in full by the Company, plus all unpaid interest, by October 26, 2019. Prepayment of all unpaid principal and interest may be made by the Company prior to the date of maturity without penalty or premium. Additionally, the Company issued to Rio Vista a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the warrants recorded resulted in debt discount of $50,229 upon execution of the promissory note.  For the year ended December 31, 2018 and 2017, accretion of the debt discount was $25,115 and $4,472, respectively, included in other expenses on the statements of operations. A member of the Company’s Board of Directors is a beneficiary of certain trusts that own Rio Vista.

In January 2018, the Company issued an unsecured note to its then in-house corporate counsel in the principal face amount of $100,000.  The note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note was paid during the three month period ended March 31, 2018. In connection with the note, the Company issued five-year warrants to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the warrants recorded resulted in debt discount of $3,831 upon execution of the note. For the year ended December 31, 2018, accretion of the debt discount was $3,831, included in other expenses on the statements of operations.

On or about January 17, 2018, the Company received $500,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 16, 2018, maturing on October 26, 2019, in the principal face amount of $500,000, and (b) a warrant dated January 18, 2018 to purchase up to 50,000 shares of the Company’s common stock. A member of the Company’s Board of Directors is a beneficiary of certain trusts that own Rio Vista, the holder of this note and warrant. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by October 26, 2019. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under such note, based on the full principal amount. In addition to the foregoing, the Company must repay the note to Rio Vista within 30 days of the date the Company possesses an amount of cash equal to the outstanding balance of principal and interest due under the note plus an amount reasonably anticipated to be necessary to operate the Company over the succeeding 6 months. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $35,590 upon execution.  The Company also incurred $15,000 of lender fees which was recorded as debt discount. For the year ended December 31, 2018 and 2017, accretion of the debt discount and lender fees was $27,283 and $0, respectively, included in other expenses on the statements of operations.

On or about March 8, 2018, the Company received $200,000 from an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated March 8, 2018 and (b) a warrant dated March 9, 2018 to purchase up to 20,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 7, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $14,281 upon execution.  The Company also incurred $6,000 of lender fees which were recorded as debt discount. For the year ended December 31, 2018 and 2017, accretion of debt discount was $8,251 and $0, respectively, included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

On or about March 12, 2018, the Company received $200,000 from Boies Partners, Inc. (“BPI”), an accredited investor, and in exchange the Company issued to BPI (a) an unsecured promissory note dated March 12, 2018, and (b) a warrant dated March 12, 2018 to purchase up to 20,000 shares of the Company’s common stock. Alexander M. Boies, a member of our Board of Directors, has no financial interest in or control over BPI and does not otherwise have any beneficial ownership in any securities owned by BPI, but BPI is owned by a family member of Alexander M. Boies. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 11, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $14,279 upon execution.  The Company also incurred $6,000 of lender fees which was recorded as debt discount. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $20,279 and $0, respectively, included in other expenses on the statements of operations. This note further provides that within 30 days of receipt of payment of any amount principal outstanding under the note, (the "Conversion Window") the note holder shall have the right to convert any portion of such payment into the Company’s common stock at the lesser of $3.00 per share or the lowest price per share of any sale by the Company of its common stock occurring between the date of the note and the end of the Conversion Window. This note was repaid during the three months ended June 30, 2018.

On May 2, 2018, the Company received $300,001 from an accredited investor and member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated May 2, 2018, and (b) a warrant dated May 2, 2018 to purchase up to 30,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by May 1, 2020. The note contains a contingent conversion feature that allows the value of the note to be converted at $3 per share or such lower price at which the Company has issued stock subsequent to May 2, 2018, if any part of the principle balance is paid. The intrinsic value of contingent conversion will be determined and recognized when the contingency occurs. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $21,452 upon execution. The Company also incurred $9,000 of lender fees which was recorded as debt discount. For the year ended December 31, 2018 and 2017, accretion of the debt discount and lender fees was $9,409 and $0, respectively, included in other expenses on the statements of operations.

Royalty Agreement

In 2013, the Company entered into a royalty agreement, which was amended in 2015, with a key employee and principal stockholder of the Company and a current Director of the Company. The agreement has a term of 25 years, requires payments of royalties equal to 5% of gross sales of products derived from certain patents held or licensed by the Company, including the BAM-FX® product, and also a minimum monthly payment of $2,500 to be offset against future royalty obligations of the Company. In addition certain other costs the Company made that were necessary for the maintenance and protection of the Company’s rights in the underlying patents were applied against future royalty obligations of the Company.

Included in advance of future royalties was $203,208 in legal fees relating to patent defense.  During the year ended December 31, 2018, this amount was reclassified to an intangible asset patent defense fees and was determined to be impaired and charged to general and administrative expenses.

Sales subject to the royalty agreement were $33,070 and $65,733 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, and 2017, $0 and $319,441 of prepaid royalties, respectively, are available to be offset against future royalty obligations. Management recorded an allowance for collectability of $114,580 during the year ended December 31, 2018 which is included in general and administrative expenses after incurring Royalty expense of $1,654. Sales during the third and fourth quarter were not subject to the royalty agreement.

Subsequent to December 31, 2018 the royalty agreement was terminated.

Rent

During 2017, the Company entered into an agreement with a company with which a key employee is an officer for the rent of a laboratory (See Note 4).

Consulting Agreement

In March 2015, the Company entered into a consulting agreement with a former Director. The agreement had a term of nine months and required payments of $200,000 of which $200,000 was recorded as a component of general and administrative expense in the 2015 statement of operations. An obligation of $65,000 and $75,000 respectively were payable to the former Director and is included in accounts payable at December 31, 2018 and 2017 (See Note 4).

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 4 – COMMITMENTS

Lease Commitments

The Company leases its offices, in Boca Raton, Florida, a storage facility in Yuma, Arizona and laboratory space in Carlsbad, California, under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its warehouses in Okeechobee, which began September 1, 2018 and will expire August 31, 2020. The future minimum lease payments are $14,748 for 2019 and $9,832 for 2020.  Lease expense was $211,851 and $79,255 for the years ended December 31, 2018 and 2017, respectively and included in general and administrative expenses.

License and Business Development Agreement

On February 20, 2018, BAM Agricultural Solutions, Inc., a wholly-owned subsidiary of the Company (“ BAM”), and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman (the “Lichtinger Group”) entered into a License and Business Development Agreement Mexico, effective as of February 13, 2018 (the “Agreement”). Following consummation of the Agreement, the Lichtinger Group formed Agro Space Tech SA de CV de RV (“Agro Space”), a Mexican company, to which BAM will receive a twenty percent (20%) equity ownership interest. The Lichtinger Group will contribute up to $500,000 in capital into Agro Space, with BAM having no initial capital requirement. If Agro Space requires more than the initial $500,000 capital contribution, BAM will have a right to contribute capital pro rata and maintain its ownership percentage. To date the Company has not received certificates for its equity ownership in Agro Space and principal operations have yet to commence. The Company uses the cost method to account for its equity ownership interest due to its minority ownership and lack of management control as the remaining 80% ownership is equally owned by and all operational decisions are made by three individuals, all of whom are related.

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

In February 2018 in addition to BAM receiving an ownership interest in Agro Space, the Company received $100,000 from the Lichtinger Group following the execution of the Agreement, to purchase shares of the Company pursuant to the Company’s 2016 private offering of shares of its common stock for $3.00 per share. The Agreement further provides that Agro Space will pay to BAM up to $900,000, in the aggregate, for the exclusive licensing agreement, upon reaching specified milestones based on completing government/academic trials and revenue hurdles. They are currently working on the trial phase, so the Company anticipates business activity to begin soon. This investment was carried at a zero value as of December 31, 2018.

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company shall provide funding and reimbursement for the costs incurred by NASA ARC under the SAA, but shall own any resulting intellectual property created pursuant to the SAA.  The Company paid in 2016 NASA ARC a total of $373,750, which was expensed in fiscal 2016 which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. For the years ended December 31, 2018 and 2017, $0 and $29,610 was expensed to R&D pursuant to the SAA. Currently the project is on hold for lack of funding.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Convertible Notes Payable to Non-Related Parties
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value

July 2018	$50,000	$22,231	$4,750	$32,519
July 2018	$50,000	$22,231	$4,750	$32,519
July 2018	$25,000	$11,116	$2,315	$16,199
July 2018	$250,000	$111,160	$23,146	$161,986
July 2018	$25,000	$11,114	$2,374	$16,260
July 2018	$50,000	$22,232	$4,752	$32,520
July 2018	$100,000	$44,465	$9,258	$64,793
December 2018	$136,000	$136,000	$8,947	$8,947
	$686,000	$380,549	$60,292	$365,741
Convertible Notes Payable to Non-Related Parties - Current	$136,000	$136,000	$8,947	$8,947
Convertible Notes Payable to Non-Related Parties - Long-Term	$550,000	$244,549	$51,346	$356,794

The Company received, in the aggregate, $550,000 from seven current shareholders and issued June 2018 Offering Notes of $550,000 in exchange therefore, and June 2018 Offering Warrants to purchase, in the aggregate, up to 550,000 shares of the Company’s common stock. The relative fair value of the warrants of $228,049 and offering costs of $16,500 were recorded as debt discounts and are accreted over the term of the note. Pursuant to the June 2018 Offering, in the aggregate, the Company issued June 2018 Offering Notes having an aggregate principal balance of $2,050,000, and June 2018 Offering two year warrants to purchase  up to 2,050,000 shares of the Company’s common stock exercisable at $1.00 per share. The notes can be converted at the holders option at $3.00 per share, unless the Company issues shares at a subsequent lower price, then the notes convert at that subsequent lower price. See Note 3 for $1,500,000 of June 2018 Offering Notes received by related parties. All June 2018 Offering Warrants issued were accounted for at their relative fair value of $853,518.  These values along with the related offering costs of $61,500, are recorded as debt discounts and are accreted over the term of the note.

On or about December 11, 2018, the Company and an accredited investor, Crossover Capital Fund I, LLC (the “Investor”), entered into a Securities Purchase Agreement (the “First SPA”), pursuant to which the Investor agreed to invest $125,000 into the Company in exchange for (a) a Convertible Promissory Note of the Company (the “First Note”) having an aggregate principal amount of $136,000 which is being convertible into common stock of the Company (“Common Stock”), (the Holder shall have the right at any time on or after the Issue Date to convert all or any part of the outstanding and unpaid principle amount and accrued and unpaid interest of this Note into fully paid and non-assessable shares of Common Stock as such, the Conversion Price shall be the lesser of $3.00 or 65% multiplied by the Market Price) and (b) a Common Stock Purchase Warrant to purchase up to 100,000 shares of Common Stock (the “First Warrant”). The First Note carried an original issue discount of $11,000.

Fair Value Measurements – Derivative Liability – December 2018 convertible note payable to non-related party –discussed above

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates using the Monte Carlo option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

Note Inception Date:	December 11, 2018	December 31, 2018
Volatility:	117%	149%
Expected Term:	8 months	9 Months
Risk Free Interest Rate:	2.56%	2.63%

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

Fair value measures

The accounting guidance for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The accounting guidance established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2018:

	Carrying Value at December 31, 2018	Fair Value Measurements at December 31, 2018
		(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$114,000	$–	$–	$114,000

The following is a summary of activity of Level 3 liabilities for the periods ended December 31, 2018:

Balance at December 31, 2017	$-
Portion of initial valuation recorded as debt discount	125,000
Change in fair value	(11,000)
Balance at December 31, 2018	$114,000

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

Notes Payable to Non-Related Parties
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value
December 2017	$200,000	$18,652	$9,760	$191,108
January 2018	$100,000	$7,124	$3,387	$96,263
	$300,000	$25,776	$13,147	$287,371
Notes Payable to Non-Related Parties - Current	$200,000	$18,652	$9,760	$191,108
Notes Payable to Non-Related Parties - Long-Term	$100,000	$7,124	$3,387	$96,263

In December 2017, the Company received $200,000 from an investor, and in exchange the Company issued the investor (a) an unsecured promissory note dated December 14, 2017, maturing on December 13, 2019, in the principal face amount of $200,000, and (b) a warrant dated December 18, 2017 to purchase up to 50,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrants recorded resulted in a debt discount of $18,652 upon execution of the promissory note. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $9,326 and $434, respectively, included in other expenses on the statements of operations.

On or about January 18, 2018, the Company received $100,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 19, 2018, maturing on January 18, 2020, in the principal face amount of $100,000, and (b) a warrant dated January 19, 2018 to purchase up to 10,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrants recorded resulted in a debt discount of $7,124 upon execution of the promissory note. For the year ended December 31, 2018 and 2017, accretion of the debt discount was $3,387 and $0, respectively, included in other expenses on the statements of operations.

The Company has an outstanding note payable for financing corporate insurance premiums. The note carries a rate of interest of 8.75% and is due in November 2019. The note calls for eleven payments of $21,254. The balance at December 31, 2018 was $223,482.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 6 – EQUITY

2018 transactions:

Common Stock

Private placement offerings

During 2016, the Company commenced a private offering of up to $10,000,000 of the Company’s securities for $3.00 per share of common stock. Pursuant to the 2016 offering, during the year ended December 31, 2018, the Company sold 303,718 shares of common stock, received gross proceeds of $911,154, paid cash offering costs of $25,680, and issued fully vested, non-forfeitable warrants to purchase up to 7,490 shares of common stock with an exercise price of $3.00 per share to the placement agent. The value of these warrants is $5,771 which is charged to additional paid in capital.  Effective on June 28, 2018, the Company terminated its 2016 private offering. In connection with an equity investment of $500,001 included above, a 2% interest in SASI was given to an associate of a member of the Board of Directors.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

Warrants

Warrants issued for services

During the year ended December 31, 2018, the Company issued fully vested, non-forfeitable five-year warrants to purchase up to 440,000 common shares at an exercise price of $3.00 per common share to employees and consultants for services rendered. The value of those warrants was $338,657 which was recorded as general and administrative expense based on the following assumptions: expected dividends of $0, volatility of 101.70%, risk-free interest rate of 2.51-2.96% and an expected life of 5 years.

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

In July 2018, the Company with the issuance, in the aggregate, of $550,000 secured promissory note from seven other current shareholders, issued June 2018 Offering Warrants to purchase, in the aggregate, up to 550,000 shares of the Company’s common stock. The relative fair value of the warrants recorded was $228,049 upon execution of the promissory notes.

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

In June 2018, in connection with issuance of a $1,000,000 secured convertible promissory note to an accredited investor made pursuant to the June 2018 Offering, the Company issued a two-year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $414,416 upon execution of the promissory note.

In July 2018, in connection with the issuance of two $250,000 secured convertible promissory notes to a member of its Board of Directors made pursuant to the June 2018 Offering, the Company issued two, two-year warrants to purchase up to 250,000 shares of the Company’s common stock for a total of 500,000 shares at an exercise price of $1.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $103,613 and $103,609 respectively upon execution of the promissory note.

On or about December 11, 2018, the Company and an accredited investor, Crossover Capital Fund I, LLC (the “Investor”), entered into a Securities Purchase Agreement (the “First SPA”), pursuant to which the Investor agreed to invest $125,000 into the Company in exchange for (a) a Convertible Promissory Note of the Company (the “First Note”) having an aggregate principal amount of $136,000 and convertible into common stock of the Company (“Common Stock”), and (b) a Common Stock Purchase Warrant to purchase up to 100,000 shares of Common Stock (the “First Warrant”).  The estimated relative fair value of the warrant was $72,175. The First Note carried an original issue discount of $11,000.

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

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

The following is a summary of the Company’s warrant activity for the years, ended December 31, 2018 and 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	9,664,733	$1.53
Granted	1,838,442	2.01
Exercised	(790,000)	2.00
Cancelled/Forfeited	-	-
Outstanding and exercisable - December 31, 2017	10,713,175	$1.86	2.8	$2,606,698
Outstanding - January 1, 2018	10,713,175	$1.86
Granted	2,757,910	1.45
Exercised	-	-
Cancelled/Forfeited	(718,400)	.50
Outstanding and exercisable - December 31, 2018	12,752,685	$1.86	2.0	$2,177,455

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on December 31, 2018.

Stock incentive plan options

During November 2015, the Company adopted the Company’s 2015 Incentive Plan. ("The Plan") provides stock based compensation to employees, directors and consultants. The Company has reserved 4,000,000 shares under the Plan. The Company granted 50,000 options to employees and consultants in 2018 and 440,000 options to employees and consultants in 2017. The estimated fair value of options granted was $38,441 and $455,046 in 2018 and 2017 respectively based upon the following management assumptions:

For year ended December 31, 2018 expected dividends of $0, volatility of 101.70%, risk free interest rates of 2.58% - 2.69%, and expected life of the options of 5 years.

For year ended December 31, 2017 expected dividends of $0, volatility of 101.70-148.39%, risk free interest rates of 1.92% - 2.17%, and expected life of the options of 5 years.

During the years ended December 31, 2018 and 2017, 1,630,000 and 30,000 of options were forfeited, respectively. The expense of options vested, recorded in general and administrative expense for the years ended December 31, 2018 and 2017, was $146,277 and $124,415, respectively.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. As the Company does not currently have reliably determined historic stock prices, the Company uses management estimates of stock value as determined through valuation methods. The Company uses historical data, among other factors, to estimate the expected option life and the expected forfeiture rate. The Company estimates expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods.  For employee, consultant and director stock based compensation, the Company used management's fair value estimate of $1.21 per share of common stock during 2018.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

The Company has elected to account for forfeitures as they occur.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2017	2,755,000	$1.25
Granted	440,000	3.00
Exercised	-	-
Cancelled/Forfeited	(30,000)	1.25
Outstanding - December 31, 2017	3,165,000	$1.49	8.5	$192,850
Exercisable - December 31, 2017	2,750,000	$1.27	8.2	$192,850
Outstanding - January 1, 2018	3,165,000	$1.49
Granted	50,000	3.00
Exercised	-	-
Cancelled/Forfeited	(1,630,000)	1.34
Outstanding - December 31, 2018	1,585,000	$1.70	7.6	$-
Exercisable - December 31, 2018	1,535,000	$1.13	7.6	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on December 31, 2018.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 7 - Income taxes:

Income taxes at the federal statutory rate are reconciled to the Company’s actual income taxes as follows:

	2018	2017

Federal income tax benefit at 21%	$(1,142,000)	$(2,593,000)
State income tax net of federal tax effect	(326,000)	(381,000)
Permanent items	3,000	11,000
Other	6,000	7,000
NOL True-Up	245,000	-
Tax reform	-	2,790,000
Valuation allowance	1,214,000	(166,000)
	$—	$—

As of December 31, 2018, the Company has net operating loss carry forwards of approximately $19.0 million for federal and state tax purposes, which are available to offset future taxable income, if any, expiring through December 2038. A valuation allowance was recorded at December 31, 2018 due to the uncertainty of realization of deferred tax assets in the future.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017

Deferred tax assets (liabilities):
Net operating loss carry forwards	$5,630,000	$4,601,000
Property and equipment	(19,000)	(21,000)
Debt discount related to warrants	163,000	66,000
Patent and trademarks net of amortization	30,000	16,000
Bad Debt	-	42,000
Accruals and other	26,000	43,000
Stock-based compensation	1,661,000	1,530,000
Deferred tax asset	7,491,000	6,277,000
Valuation allowance	(7,491,000)	(6,277,000)
	$—	$—

New Tax Reform Legislation

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carry forwards and carry backs, and a repeal of the corporate alternative minimum tax. The Tax Act reduced the U.S. corporate tax rate from the current rate of 34% to 21%. As a result of the Tax Act, the Company was required to revalue deferred tax assets and liabilities at the enacted rate.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 8 – SUBSEQUENT EVENTS

On or about January 11, 2019, the Company and the Investor entered into a Securities Purchase Agreement (the “Second SPA”), pursuant to which the Investor agreed to invest an additional $82,000 into the Company in exchange for (a) a Convertible Promissory Note of the Company (the “Second Note”) having an aggregate principal amount of $94,500 and being convertible into Common Stock, and (b) a Common Stock Purchase Warrant to purchase up to 100,000 shares of Common Stock (the “Second Warrant”). The Second Note carried an original issue discount of $10,000 and transaction fee of $2,500.

May 2019 Refinancing

On or about May 11, 2019, the Company entered into an Exchange and Release Agreement (each, an “Exchange Agreement”), with certain holders of the Company’s Promissory Notes (each, an “Old Note”), including certain members of the Board of Directors and/or their respective affiliates, pursuant to which, among other things, the holders thereof agreed to exchange all or part of the amounts owed under their Old Notes for new 10% Series A Secured Convertible Promissory Notes (each, a “Series A Note”). The face value of a Series A Note is equal to the principal face amount of an Old Note plus all interest due or accrued under the Old through March 31, 2019.

Furthermore, pursuant to each Exchange Agreement, in connection with any such exchange, the holder of an Old Note may, in their sole discretion, also exchange any warrant that such note holder received in connection with the issuance of the Old Notes for a new warrant to purchase shares of Common Stock (an “Exchange Warrant”).

Such transactions contemplated by the Exchange Agreements are referred to herein as the “Refinancing”. The Company conducted the Refinancing in reliance upon the exemptions provided in the Securities Act, including Regulation D, Rule 506(b).

Series B Note Offering

Furthermore, each Exchange Agreement provides that the holder of an Old Note may, in their sole discretion, also subscribe for a 12% Series B Secured Convertible Promissory Note (a “Series B Note”) and be allowed to pay up to one-half of the subscription price of the Series B Note with amounts owed under the Old Note.

In accordance with the terms of the Exchange Agreements and in reliance upon the exemptions provided in the Securities Act, including Regulation D, Rule 506(b), the Company initiated a new private offering of its securities to certain prospective accredited investors and holders of Old Notes, and entered into Subscription Agreements (each, a “Subscription Agreement”) with certain of such noteholders, including certain members of the Board of Directors and/or their respective affiliates, pursuant to which, among other things, such noteholders subscribed to purchase Series B Notes and warrants to purchase shares of Common Stock (each, a “Purchase Warrant”).

The transactions contemplated by the Subscription Agreements are referred to herein as the “Offering”. Aggregate gross proceeds in connections with the Offering were $3,326,427, and proceeds net of commission were $3,226,782 Commissions were paid in connection with the Offering equal to 3% of the principal thereof, totaling $99,645 in the aggregate. The Company intends to use the proceeds from the Offering to fund working capital requirements.

Terms of Notes and Warrants

The Series A Notes and Series B Notes shall collectively be referred to herein as the “Offering Notes”. The Exchange Warrants and Purchase Warrants shall collectively be referred to herein as the “Offering Warrants”. The Offering Notes were made on substantially the same terms, except as noted. The Offering Warrants were made on substantially the same terms, except as noted.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2018 AND 2017

The Series A Notes bear interest at the rate of ten percent (10%) per annum and the Series B Notes bear interest at the rate of twelve percent (12%) per annum, in each case, with such interest being payable by the Company in cash to the holders thereof beginning nine (9) months and fifteen (15) days from the issuance date of such Offering Note with interest payments due on the fifteenth (15th) day of each month thereafter. The Offering Notes shall be repaid in full by the Company, plus all unpaid interest thereon, by thirty-six (36) months from the date of issuance upon the tender of such Offering Note (the “Maturity Date”). Prepayment of all unpaid principal and interest on each such Offering Note may be made by the Company prior to the Maturity Date at any time without penalty or premium upon forty-five (45) days’ prior written notice to the holder of such Offering Note (a “Prepayment Notice”); provided, however, that a holder of a Series B Note may not receive a Prepayment Notice prior to the repayment of the principal and interest owing under any Old Note or Series A Note. The Offering Notes are secured by the assets of the Company and its subsidiaries, with the priority of the Series A Notes being subordinated to that of the Series B Notes. Furthermore, in additional to terms customarily included in such instruments, each holder of an Offering Note is entitled to convert the unpaid principal and interest due and owing under such Offering Note into Common Stock at any time prior to the earlier of (a) October 1, 2021 or (b) thirty (30) days following a Prepayment Notice. The conversion price under a Series A Note is two dollars ($2.00) per share and the conversion price under a Series B Note is one dollar ($1.00) per share.

Each (i) Exchange Warrant may be exercised by the holder thereof within three (3) years of issuance into shares of the Common Stock at an exercise price equal to one dollar ($1.00) per share and (ii) Purchase Warrant may be exercised at any time after issuance and through ninety (90) days after payment in full of the Offering Note at an exercise price equal to (A) one dollar ($1.00) per share if the Purchase Warrant is exercised on or before April 1, 2020, and (B) fifty cents ($0.50) per share if the Purchase Warrant is exercised after April 1, 2020, in each case, by providing to the Company a notice of exercise, payment and surrender of such Offering Warrant. In addition, the Offering Warrants are subject to adjustment upon the occurrence of specified events including, but not limited to, a payment of certain stock dividends, a subdivision or combination of the Company’s outstanding shares of Common Stock, a reclassification of the Common Stock, a consolidation or merger of the Company, a sale or transfer of all or substantially all of the assets of the Company, or any compulsory share exchange affecting the Company. The Company issued fully vested, non-forfeitable warrants to purchase 9,499,600 common shares at an exercise price of $1.00 per common share as part of this note offering.

On April 29, 2019, the Company, entered into a Settlement Agreement with John W. Kennedy, the Corporation’s former Chief Science Officer and a former member of the Board of Directors, pursuant to which, among other things, the Corporation assigned USPN 9,816,071, Patent Application No. 15/729,038, Patent Application No. 14/244,084 and International Patent Serial No. PCT/US 15/24045 (collectively, the “Intellectual Property”) to Mr. Kennedy, and Mr. Kennedy agreed to effectuate the transfer of 2,000,000 shares of common stock of the Corporation back to the Corporation (the “Settlement Agreement”). The Intellectual Property relates to technologies that the Corporation does not intend to pursue. The Settlement Agreement was entered into in order to resolve certain disputes between the Corporation and Mr. Kennedy concerning various licensing and royalty agreements entered into between the parties covering the Intellectual Property. Pursuant to the Settlement Agreement, the Corporation and Mr. Kennedy also entered into a Royalty Agreement, providing for, among other things, certain royalty payments to be made to the Corporation from the gross revenue generated by the Intellectual Property (the “Royalty Agreement”).

Subsequent to December 31, 2018, a shareholder loaned the Company $50,000 and in exchange was issued 2,000 shares of the company's stock. The loan was subsequently paid.

Subsequent to December 31, 2018, two former consultants exercised their 205,000 warrants in a cashless exercise, for 148,751 shares of stock.

Subsequent to December 31, 2018, the Company issued fully vested, non-forfeitable warrants to purchase 130,000 common shares at an exercise price of $3.00 per common share to consultants for services. The estimated fair value of these warrants of $179,050 was based on the following assumptions: expected dividends of 0, volatility of 101.7%, risk-free interest rate of 1.86% - 2.49%, and expected life of the warrants of 3 years.

Subsequent to December 31, 2018, the Company issued fully vested, non-forfeitable warrants to purchase 79,500 common shares at an exercise price of $2.00 per common share to consultants for services. The estimated fair value of these warrants of  $33,879 was based on the following assumptions: expected dividends of 0, volatility of 101.7%, risk-free interest rate of 1.57% - 1.66%, and expected life of the warrants of 1 - 3 years.

Subsequent to December 31, 2018, the Company issued 10 year stock options to purchase 100,000 common shares at an exercise price of $3.00 per common share to a consultant for services. The estimated fair value of this option was $83,325 based on the following assumptions: expected dividends of 0, volatility of 101.7%, risk-free interest rate of 1.93% expected life of 5 years.

Subsequent to December 31, 2018, the Company issued 145,000 shares of common stock to consultants for services. The value of these shares totaled $183,750 and is recorded in consulting expense.

Subsequent to December 31, 2018, the Company has paid off $100,000 of  notes payable and $230,500 of convertible notes payable.