Form 10-Q
period 2019-03-31
Zero Gravity Solutions, Inc.
filed 2020-08-18
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2019

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

(561) 416-0400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class = Trading Symbol(s) = Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒ The Company has not filed its Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2019, September 30, 2019 and March 31, 2020 and it's Annual report on Form 10-K for the year ended December 31, 2019.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒ See above

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2020, the issuer had 39,678,555 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" and any risks described in any other filings we make with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2018.

These factors include, among others:

● current or future financial performance;
● management’s plans and objectives for future operations;
● uncertainties associated with product research and development;
● uncertainties associated with dependence upon the actions of government regulatory agencies;
● product plans and performance;
● management’s assessment of market factors; and
● statements regarding our strategy and plans.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this report and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements concerning other matters addressed in this report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,187	$43,683
Accounts receivable, net	-	342
Prepaid expenses	304,101	314,645
Inventory	125,901	103,142

Total current assets	433,189	461,812

Property and equipment, net	79,192	85,523

OTHER ASSETS
Deposits	4,817	4,817
Total other assets	4,817	4,817

TOTAL ASSETS	$517,198	$552,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other payables	$674,829	$544,659
Accounts payable, related party	96,826	127,480
Accrued interest	49,629	21,262
Accrued interest, related party	204,869	100,919
Deferred revenue	206,800	250,000
Deferred compensation, related party	-	12,500
Insurance financing liability	168,819	223,482
Notes payable, related party, net of discounts $53,289 and $41,379	1,846,711	1,058,621
Convertible notes payable, net of discounts $198,504 and $127,053	101,996	8,947
Convertible notes payable, related party	925,000	500,000
Notes payable, net of discounts $9,451 and $8,892	290,549	191,108
Embedded conversion option liability	231,000	114,000
Total current liabilities	4,797,028	3,152,978

LONG TERM LIABILITIES
Notes payable, net of discounts $0 and $3,737	-	96,263
Notes payable, related parties, net of discounts $17,289 and $56,380	282,712	943,621
Convertible notes payable, net of discounts $162,382 and $193,202	387,618	356,794
Convertible notes payable, related parties, net of discounts $418,856 and $501,351	1,181,144	1,098,649
Total long-term liabilities	1,851,474	2,495,327
Total Liabilities	6,648,502	5,648,305

Commitments (Note 4)

STOCKHOLDERS' DEFICIT
Common stock; 100,000,000 shares authorized, at $0.001 par value, 41,307,310 and 40,954,115 shares issued and outstanding, at March 31, 2019 and
December 31, 2018, respectively	41,307	40,954
Additional paid-in capital	24,479,365	24,283,509
Accumulated deficit	(30,651,704)	(29,420,616)
Non-controlling interest	(272)	-

Total stockholders' deficit	(6,131,304)	(5,096,153)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$517,198	$552,152

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Sale of goods	$44,495	$3,470
Total revenue	44,495	3,470
COST OF REVENUE
Cost of goods sold	24,013	377
Shipping costs	3,300	-
Royalty expense	-	173
Total cost of revenue	27,313	550
GROSS PROFIT	17,182	2,920

OPERATING EXPENSES
General and administrative	886,712	1,409,696
Research and development	1,071	84,817
Total operating expenses	887,783	1,494,513
LOSS FROM OPERATIONS	(870,601)	(1,491,593)
OTHER INCOME (EXPENSE)
Change in fair value of derivative	(28,000)	-
Interest expense	(135,152)	(61,099)
Amortization of debt discount	(197,335)	(23,642)
Loss on disposal of asset	-	(343)
Total other income (expense)	(360,487)	(85,084)
NET LOSS	$(1,231,088)	$(1,576,677)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	41,052,658	40,671,851

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended March 31, 2019 and 2018 (Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance December 31, 2017	40,650,397	$40,650	$21,970,266	$(23,980,220)	$-	$(1,969,304)

Common stock issued for cash, net of offering costs of $1,680	55,334	55	164,267	-	-	164,322

Warrants issued for services	-	-	57,947	-	-	57,947

Warrants issued for loan costs	-	-	70,897	-	-	70,897

Stock options issued for services	-	-	71,253	-	-	71,253

Net loss for the period ended March 31, 2018	-	-	-	(1,576,677)	-	(1,576,677)

Balance March 31, 2018	40,705,731	40,705	22,334,630	(25,556,897)	-	(3,181,562)

Balance December 31, 2018	40,954,115	$40,954	$24,283,509	$(29,420,616)	$-	$(5,096,153)

Common stock issued for services	45,000	45	79,905	-	-	79,950

Common stock issued upon cashless exercise of warrants	306,195	306	(306)	-	-	-

Warrants issued for services	-	-	112,651	-	-	112,651

Stock issued for loan costs	2,000	2	3,606	-	-	3,608

Non-controlling interest	-	-	-	-	(272)	(272)

Net loss for the period ended March 31, 2019	-	-	-	(1,231,088)	-	(1,231,088)

Balance March 31, 2019	41,307,310	$41,307	$24,479,365	$(30,651,704)	$(272)	$(6,131,304)

See accompanying noted to the unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,231,088)	$(1,576,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,331	6,235
Amortization expense	-	372
Bad debt expense	342	4,060
Common stock issued for services	79,950	-
Warrants issued for services	23,685	57,570
Stock options issued as compensation	-	71,254
Change in fair value of derivative	28,000	-
Loss on disposal of asset	-	343
Advance on future royalties, related party reserve	-	123,560
Impairment expense	-	203,208
Accretion of debt discounts	197,335	23,642
Changes in operating assets and liabilities:
Accounts receivable, trade	-	(3,230)
Prepaid expenses	99,510	48,851
Advance on future royalties, related party	-	(7,327)
Inventory	(22,759)	450
Deposit	-	(200)
Accounts payable, related party	(30,654)	2,403
Accounts payable and other payables	129,898	(34,556)
Deferred compensation	(12,500)	-
Deferred revenue	(43,200)	-
Accrued interest, related party	103,950	18,294
Accrued interest	28,367	4,584

Net cash used in operating activities	(642,833)	(1,057,164)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(61,133)	(49,597)
Payments of notes payable, related party	-	(100,000)
Proceeds from notes payable convertible	425,000	-
Proceeds from notes payable insurance	6,470	-
Payment of offering costs, related party	-	(27,000)
Proceeds of notes payable	132,000	100,000
Proceeds of notes payable, related party	100,000	1,000,000
Proceeds from sale of common stock	-	166,002
Payment of offering costs	-	(1,680)

Net cash provided by financing activities	602,337	1,087,725

NET (DECREASE) INCREASE IN CASH	(40,496)	30,561

CASH AT BEGINNING OF PERIOD	43,683	13,862

CASH AT END OF PERIOD	$3,187	$44,423
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:

Income taxes	$-	$-
Interest	$135,152	$61,099

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued as equity direct offering costs	$-	$377
Warrants issued as debt discount	$-	$71,274
Stock issued for loan costs	$3,608	$-
Discounts related to derivative liability	$89,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Zero Gravity Solutions, Inc. (the “Company”) is an agricultural biotechnology company focused on commercializing technology derived from and designed for spaceflight with significant applications on Earth. These technologies are focused on improving world agriculture by providing valuable solutions to challenges facing humanity including threats to world agriculture and the ability to feed the world’s rapidly growing population.

The Company owns proprietary technology for its initial commercial product, BAM-FX® that can boost the nutritional value and enhance the immune system of food crops without the use of genetic modification. The Company’s focus is the commercialization of BAM-FX® in both domestic and international markets. The Company’s headquarters are located in Boca Raton, Florida.

The Company operates through two subsidiaries: BAM Agricultural Solutions, Inc. a Florida corporation (“BAM”), which was formed in 2014, and Specialty Agricultural Solutions, Inc. (“SASI”), which was formed in 2018 and began operations in 2019. The Company owns 98% of SASI.

Another subsidiary of the Company, Zero Gravity Life Sciences, Inc., a Florida corporation (“ZGLS”), was formed by the Company in 2014. ZGLS is currently inactive.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers. During the first quarter of 2020, the Company furloughed all employees other than the three executive officers to the COVID-19 impact on its operation capability. Beginning in the second quarter of 2020 the company began to remove certain employees from furlough that are key to ongoing operations. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company has experienced product shipment delays due to import restrictions imposed by countries in which the Company had customer purchase commitments. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

Going Concern and Management’s Plans

These interim unaudited condensed consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business.

The Company has a working capital deficiency as of March 31, 2019, and a net loss and negative cash flows from operating activities for the three months then ended. At March 31, 2019, the Company had an approximate cash balance of $3,000 and a working capital deficiency of approximately $(4,364,000) and had net loss of approximately $(1,231,000), and negative cash flows from operating activities of approximately $(643,000) for the three months ended March 31, 2019. To date, the Company has relied on equity financing and has entered into related and non-related party promissory notes to fund its operations. The Company has also issued stock-based compensation in exchange for services. Although the Company intends to raise additional capital, the Company expects to continue to incur losses from operations and have negative cash flows from operating activities for the near-term and these losses could be significant as product development, regulatory, contract research, and technical marketing personnel related expenses are incurred. Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these interim, condensed consolidated unaudited financial statements, and has determined that there is substantial doubt as to its ability to continue as a going concern. The Company has satisfied its obligations using cash from successful capital raising efforts through March 31, 2019; however, there are no assurances that such successful efforts will continue for up to a year after these consolidated financial statements are issued. These interim unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company has executed product distribution agreements with domestic and international commercial agricultural distributors and generated initial product orders. Additional technical and marketing efforts must be devoted to those distributors to ensure the product is properly utilized and validated by end users. To fund these capital needs, the Company has and continues to raise capital through a private placement offering in connection with its investment banker and through its internal efforts, as well as through issuances of debt. Subsequent to March 31, 2019, the Company has raised approximately $3,824,000 (Note 7). If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended March 31, 2019 and 2018, our cash flows for the three months ended March 31, 2019 and 2018, and our financial position as of March 31, 2019 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on October 17, 2019. The December 31, 2018 balance sheet is derived from those statements.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include allowance for doubtful accounts and other receivables, inventory reserves and classifications, amortization period and recoverability of intangible assets, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Segment Reporting

The Company views its operations and manages its business as one reportable segment. As a result, the interim unaudited condensed consolidated financial statements presented within relate to our principal operating segment.  Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Zero Gravity Solutions, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2019 and December 31, 2018.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value. Inventory consisted of:

	March 31,	December 31,
	2019	2018
Raw materials	$25,252	$17,610
Finished product	100,649	85,532
Total Inventory	$125,901	$103,142

During the three months ended March 31, 2019, the Company recorded an impairment of inventory of $9,704. During the year ended December 31, 2018 the Company recorded an impairment of inventory of $32,084. These were included in Costs of Sales.

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

Impairment of Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Accounting Standards Codification Topic (“ ASC”) 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.”  This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Intellectual Property

The Company reviewed its intellectual property for impairment and determined that it had no recoverable value. $10,210 was recorded as impairment cost for the year ended December 31, 2018.

Concentration of Credit Risk

The Company believes that its credit risk exposure is limited. The Company has never suffered a loss due to funds in excess of FDIC limits and had no funds held in excess of FDIC limits at March 31, 2019.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

March 31, 2019

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

As the Company’s common stock is not traded in an active market, the Company estimates the fair value of its common stock (used in its Black Scholes option pricing model) pursuant to ASC 820. This estimation process maximizes the use of observable inputs, including the quoted price of the Company’s common stock in an inactive market, the price of the Company’s common stock determined in connection with transactions in the Company’s common stock, and an income approach to valuation (a discounted cash flow technique that considers the future cash flows).

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

The company has adopted FASB ASU 2017-11, which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. This allows the company to treat such instruments or their embedded features as equity instead of considering them as a derivative. If such a feature is triggered the value is measured pre-trigger and post-trigger. The difference in these two measurements is treated as a dividend, reducing income. The value recognized as a dividend is not subsequently remeasured, but in instances where the feature is triggered multiple times each instance is recognized.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, “Advertising Costs,” advertising costs are charged to operations when incurred. During the three months ended March 31, 2019 and 2018, such amounts aggregated $36,110 and $1,897, respectively.

Accounting for Leases

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company's adoption January 1, 2019, did not have a material impact on the consolidated financial statements.

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

March 31, 2019

(Unaudited)

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

The Company determined that no reserve for estimated product returns and allowances was necessary during the three months ended March 31, 2019 and 2018. Determination of the reserve for estimated product returns and allowances is based on management's analyses and judgments regarding certain conditions. Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be materially affected.

The Company did not have accounts receivable outstanding at March 31, 2019. At December 31, 2018, two customers accounted for 100% of total accounts receivable representing 78.1%, and 21.9%, respectively. During the three months ended March 31, 2019, one customer accounted for 97% of net sales. During the period ended March 31, 2018, two customers accounted for 100% of net sales, 75.0% and 25.0%, respectively.

The Company extends credit to customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowance, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, and the industry and size of its clients. The bad debt expense for the three months ended March 31, 2019 and 2018 was $342 and $4,060, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

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

Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements which is measured based on the grant date fair value of the award. Stock based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model using the simplified method to determine the term.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. The expense resulting from employee and share-based payments is recorded in general and administrative expense in the three months ended March 31, 2019 and 2018.

The Company also grants share-based compensation awards to non-employees for service provided to the Company. The Company measures and recognizes the fair value of such transactions based on the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This guidance is applicable to the Company’s fiscal year beginning January 1, 2019. The implementation did not have a material effect on its consolidated financial statements.

Loss per Share

Loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted earnings loss per share is calculated by dividing the Company’s net income (loss) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments. The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding warrants, stock options and convertible debt are not considered in the calculation as the impact of the potential common shares (totaling 16,206,685, shares and 16,952,975 shares for the three months ended March 31, 2019 and December 31, 2018, respectively), would be to decrease net loss per share.

Research and Development

Research and development costs are charged to expense as incurred.

Warranty Expense

The Company’s distribution agreements provide for a warranty on products sold. As sales under such distribution agreements have been nominal during the three months ended March 31, 2019 and 2018, there has been no warranty expense during the three months ended March 31, 2019 or 2018. A provision for estimated future warranty costs is to be recorded as cost of sales when products are shipped, and warranty costs are to be based on historical trends in warranty charges as a percentage of gross product shipments. A resulting accrual is to be reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The Company does not have an accrual for uncertain tax positions as of March 31, 2019 and December 31, 2018.  The Company files corporate income tax returns with the Internal Revenue Service and the states where the Company determines it is required to do so.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At March 31, 2019, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2019 or 2018.

Investments

We have an equity investment in a privately held entity. We account for investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. All investments were carried at a zero value as of March 31, 2019 (See Note 4).

Recently Issued Accounting Pronouncements

FASB ASCs which are or were are not effective until after March 31, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

	March 31, 2019	December 31, 2018
Computer equipment	$13,032	$13,032
Equipment and furniture	138,764	138,764
Leasehold improvements	7,593	7,593
	159,389	159,389
Accumulated Depreciation	(80,197)	(73,866)
Property and Equipment - Net	$79,192	$85,523

Depreciation expense for the period ended March 31, 2019 and 2018 was $6,331 and $6,235, respectively

NOTE 3 – RELATED PARTY NOTES AND TRANSACTIONS

Convertible Note Payable

The following descriptions of convertible notes and notes payable refer to notes issued to related parties of the Company. For a description of convertible notes and notes payable to non-related parties of the Company see Note 5.

Convertible Notes Payable to Related Parties

Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value

July 2015	$500,000	$-	$-	$500,000
June 2018	$1,000,000	$444,416	$167,417	$723,001
July 2018	$250,000	$111,113	$41,401	$180,288
July 2018	$250,000	$111,109	$38,964	$177,855
December 2018	$100,000	$-	$-	$100,000
February 2019	$325,000	$-	$-	$325,000
March 2019	$100,000	$-	$-	$100,000
	$2,525,000	$666,638	$247,782	$2,106,144
Convertible Notes Payable - Current	$925,000	$-	$-	$925,000
Convertible Notes Payable - Long Term	$1,600,000	$666,638	$247,782	$1,181,144

All of the above notes were converted into new loans with the Series A and Series B offerings in the second quarter 2019.

In July 2015, a member of the Company’s Board of Directors advanced the Company $500,000 under a note payable for working capital purposes. The unsecured note payable bears interest at 8.5% per annum, is payable quarterly, and was originally due in July 2016. In connection with the note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The Company calculated the fair value of the warrants at $416,618 utilizing the Black-Scholes Model with the following assumptions: expected dividends of 0%, volatility of 184.2%, risk free interest rate of 1.66% and expected life of 5 years. The relative fair value of the warrants was recorded resulting in a debt discount of $227,258 upon execution of the agreement. In July 2016, the maturity date of the note was extended to July 2017, and a conversion feature was added. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of $1.25 per share (400,000 shares). The addition of the conversion feature represented a substantial modification to the debt instrument but the modification was determined to not be material. During 2017, the maturity date of the note was extended to July 2018 and then extended again in 2018 to July 2019. The note is included in the current liabilities section of the consolidated balance sheets. This note plus the accrued and unpaid interest was subsequently converted into Series A and B Notes. (See Note 7).

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

On June 29, 2018, in connection with its June 2018 Offering (as defined in Note 5), the Company received $1,000,000 from an affiliate of a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated June 29, 2018, and (b) a two-year warrant dated June 29, 2018 to purchase up to 1,000,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by June 28, 2020. The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3.00 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $414,416 upon execution. The Company also incurred $30,000 of lender fees which was recorded as debt discount. For the three months ended March 31, 2019, accretion of the debt discount was $54,791, included in other expenses on the statements of operations. This note plus the accrued and unpaid interest was subsequently converted into Series A and B Notes. (See Note 7).

On July 2, 2018, in connection with its June 2018 Offering (as defined in Note 5), the Company received $250,000 from a board member, and in exchange the Company issued (a) an unsecured convertible promissory note dated July 2, 2018, and (b) a two-year warrant dated July 2, 2018 to purchase up to 250,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. This note was subsequently converted into Series A and B Notes (see Note 7). The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3.00 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $103,613 upon execution. The Company also incurred $7,500 of lender fees which was recorded as debt discount. For the three months ended March 31, 2019, accretion of the debt discount was $13,699, included in other expenses on the statements of operations. This note plus the accrued and unpaid interest was subsequently converted into Series A and B Notes. (See Note 7).

On July 19, 2018, in connection with its June 2018 Offering, (as defined in Note 5), the Company received $250,000, from a member of our Board of Directors, and in exchange the Company issued (a) an unsecured convertible promissory note dated July 19, 2018, and (b) a two-year warrant dated July 19, 2018 to purchase up to 250,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. This note was subsequently converted into Series A and B Notes (see Note 7). The conversion feature allows the holder to convert the debt into common shares at his option at a conversion price of the lower of $3 per share or the Company's current offering price. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 2 years of issuance into shares of the Company’s common stock, at $1.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $103,609 upon execution. The Company also incurred $7,500 of lender fees. For the three months ended March 31, 2019, accretion of the debt discount was $14,003, included in other expenses on the statements of operations. This note plus the accrued and unpaid interest was subsequently converted into Series A and B Notes. (See Note 7).

On December 21, 2018, the Company received $100,000 from an affiliate of a member of our Board of Directors, and in exchange the Company issued an unsecured convertible promissory note dated December 21, 2018. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by December 20, 2020. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. This note plus the accrued and unpaid interest was subsequently converted into Series A and B Notes. (See Note 7).

On February 8, 2019 and March 22, 2019, the Company received $325,000 and $100,000, respectively, from an affiliate of a board member. In exchange, the Company issued an unsecured convertible promissory note dated February 8, 2019 and March 22, 2019. Both notes were due May 1, 2019 and bore interest at a rate of twelve percent (12%) per annum. These notes plus the accrued and unpaid interest were subsequently converted into the Series A and B Notes. (See Note 7)

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Notes Payable to Related Parties

Notes payable outstanding at March 31, 2019 consist of the following:

Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value

August 2017	$100,000	$10,435	$8,349	$97,914
September 2017	$500,000	$52,166	$37,717	$485,551
October 2017	$500,000	$50,229	$33,938	$483,709
January 2018	$500,000	$50,590	$39,657	$489,067
March 2018	$200,000	$20,281	$10,751	$190,470
May 2018	$300,001	$30,452	$13,163	$282,712
Jan 2019	$100,000	$-	$-	$100,000
	$2,200,001	$214,153	$143,575	$2,129,423
Notes Payable - Current	$1,900,000	$183,701	$130,412	$1,846,711
Notes Payable – Long Term	$300,001	$30,452	$13,163	$282,712

All of the above notes were converted into new loans with the Series A and Series B offerings in the second quarter 2019.

In August 2017, the Company issued an unsecured promissory note to its then in-house corporate counsel in the principal face amount of $100,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The promissory note was paid in full during August 2019. In connection with the note, the Company issued a five-year warrant to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $10,435 upon execution of the promissory note. For the period ended March 31, 2019, accretion of the debt discount was $1,287, included in other expenses on the statements of operations.

In September 2017, the Company issued an unsecured promissory note to a member of its Board of Directors, in the principal face amount of $500,000.  The promissory note bears interest at a rate of 10.0%, per annum, payable quarterly. The note is payable in full plus all unpaid interest by September 2019. In connection with the note, the Company issued a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrants recorded resulted in debt discount of $52,166 upon execution of the note. For the three months ended March 31, 2019, accretion of the debt discount was $6,431, included in other expenses on the statements of operations.

In October 2017, the Company issued to Rio Vista Investments, LLC, a Nevada limited liability company (“Rio Vista”), (i) an unsecured note in the principal face amount of $500,000 and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock. The note issued to Rio Vista bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to Rio Vista quarterly in cash. The note is payable in full by the Company, plus all unpaid interest, by October 26, 2019. Prepayment of all unpaid principal and interest may be made by the Company prior to the date of maturity without penalty or premium. Additionally, the Company issued to Rio Vista a five-year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The relative fair value of the debt and warrant recorded resulted in debt discount of $50,229 upon execution of the promissory note.  For the three months ended March 31, 2019, accretion of the debt discount was $6,193, included in other expenses on the statements of operations. Mr. Alex Boies, a member of the Company’s Board of Directors, is a beneficiary of certain trusts that own Rio Vista.

On or about January 17, 2018, the Company received $500,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured note dated January 16, 2018, maturing on October 26, 2019, in the principal face amount of $500,000, and (b) a warrant dated January 18, 2018 to purchase up to 50,000 shares of the Company’s common stock. Mr. Alex Boies, a member of the Company’s Board of Directors, is a beneficiary of certain trusts that own Rio Vista, the holder of this note and warrant. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder thereof quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by October 26, 2019. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the date of maturity, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under such note, based on the full principal amount. In addition to the foregoing, the Company must repay the note to Rio Vista within 30 days of the date the Company possesses an amount of cash equal to the outstanding balance of principal and interest due under the note plus an amount reasonably anticipated to be necessary to operate the Company over the succeeding 6 months. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $35,590 upon execution.  The Company also incurred $15,000 in lender fees. For the three months ended March 31, 2019, accretion of the debt discount and lender fees was $7,016, included in other expenses on the statements of operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

On or about March 8, 2018, the Company received $200,000 from Michael T. Smith, a member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated March 8, 2018 and (b) a warrant dated March 9, 2018, to purchase up to 20,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, such interest being payable by the Company to the holder quarterly in cash. The note is payable in full by the Company, plus all unpaid interest thereon, by March 7, 2020. Prepayment of all unpaid principal due on the note may be made by the Company prior to the note’s maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest due under the note, based on the note’s principal balance as of the origination date. The note contains customary provisions for events of default and acceleration of sums due. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the note and warrant recorded resulted in debt discount of $14,281 upon execution.  The Company also incurred $6,000 in lender fees. For the three months ended March 31, 2019, accretion of the debt discount and lender fees was $2,500, included in other expenses on the statements of operations.

On May 2, 2018, the Company received $300,001 from Michael T. Smith, a member of our Board of Directors, and in exchange the Company issued (a) an unsecured promissory note dated May 2, 2018, and (b) a warrant dated May 2, 2018 to purchase up to 30,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by May 1, 2020. The note contains a contingent conversion feature that allows the value of the note to be converted at $3 per share or such lower price at which the Company has issued stock subsequent to May 2, 2018, if any part of the principle balance is paid. The intrinsic value of contingent conversion will be determined and recognized when the contingency occurs. Prepayment of all unpaid principal and interest may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest, based on the full principal amount. The warrant is exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrant recorded resulted in debt discount of $21,452 upon execution. The Company also incurred $9,000 of lender fees which was recorded as debt discount. For the three months ended March 31, 2019, accretion of the debt discount and lender fees was $3,754, included in other expenses on the statements of operations.

During January 2019, the Company received $100,000 from Michael T. Smith a member of our Board of Directors, and in exchange the Company issued an unsecured promissory note dated January 2019. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by April 18, 2019. The note contains a contingent conversion feature that allows the value of the note to be converted at $3 per share or such lower price at which the Company has issued stock subsequent to May 2, 2019, if any part of the principle balance is paid. No beneficial conversion feature existed at the issuance date of the note.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Royalty Agreement

In 2013, the Company entered into a royalty agreement, which was amended in 2015, with a key employee and principal stockholder of the Company and a former director of the Company. The agreement had a term of 25 years, required payments of royalties equal to 5% of gross sales of products derived from certain patents held or licensed by the Company, including the BAM-FX® product, and also a minimum monthly payment of $2,500 to be offset against future royalty obligations of the Company. In addition certain other costs the Company made that were necessary for the maintenance and protection of the Company’s rights in the underlying patents were applied against future royalty obligations of the Company.

Included in advance of future royalties was $203,208 in legal fees relating to patent defense.  During the year ended December 31, 2018, this amount was reclassified to an intangible asset patent defense fees and was determined to be impaired and charged to general and administrative expenses.

Sales subject to the royalty agreement were $0 and $3,470 for the three months ended March 31, 2019 and 2018, respectively.

On April 29,2019, the royalty agreement was terminated.

Rent

During 2017, the Company entered into a rental agreement for the rent of a laboratory space for $10,000 per month (See Note 4). Raveendran Pottathil, our Chief Technology Officer is an officer of the company that is the primary lessee of the laboratory.

Consulting Agreement

In March 2015, the Company entered into a consulting agreement with a former director. The agreement had a term of six months and required payments of $200,000 of which $200,000 was recorded as a component of general and administrative expense in the statement of operations for the year ended December 31, 2015. An obligation of $65,000, related to the consulting agreement, was payable to the former director and is included in accounts payable at March 31, 2019 and December 31, 2018.

NOTE 4 – COMMITMENTS

Lease Commitments

The Company leases its office, building, and laboratory space under short term leases. These leases are renewable either monthly or annually. The Company also has a two-year lease for its production facility and warehouse in Okeechobee, which began September 1, 2016 and expired August 31, 2018. This lease was extended through December 31, 2019 and then again through August 31, 2020. We are currently month to month on this lease. Lease expense was $55,967 and $54,325 for the three months ended March 31, 2019 and 2018, respectively.

License and Business Development Agreement

On February 20, 2018, BAM and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman (together the “Lichtinger Group”) entered into a License and Business Development Agreement Mexico, effective as of February 13, 2018 (the “Agreement”). Following consummation of the Agreement, the Lichtinger Group formed a company in Mexico, Agro Space Tech SA de CV de RV (“Agro Space”), to which BAM was allocated a twenty percent (20%) equity ownership interest. The Lichtinger Group will contribute up to $500,000 in capital into Agro Space, with BAM having no initial capital requirement. If Agro Space requires more than the initial $500,000 capital contribution, BAM will have a right to contribute capital pro rata and maintain its ownership percentage.

The Agreement provides Agro Space with the exclusive right to import, package, sell, and distribute BAM’s product lines and promote its brand, as well as other “white label” brands, as they are introduced, in the Mexican markets, and a limited manufacturing right to modify the presentation of BAM’s products and dilute such products, all during the term of the Agreement. BAM will retain the right to all of its intellectual property, including any materials produced in connection with the Agreement and BAM’s products, and Agro Space will have a royalty-free right to reproduce, translate, summarize, or otherwise use such materials for the sole purpose of performing pursuant to the Agreement. The exclusivity of the rights licensed to Agro Space are conditioned upon (i) Agro Space meeting specified revenue targets beginning on the third anniversary following the successful completion of specified local trials through the tenth anniversary thereof; and (ii) the ability for Agro Space to expand the business to target and add a specified number of crops during each of the five (5) years following the successful completion of specified local trials.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

In addition to BAM receiving an ownership interest in Agro Space, the Company received $100,000 from the Lichtinger Group following the execution of the Agreement, to purchase shares of the Company’s common stock pursuant to the Company’s 2016 private offering of shares of its common stock for $3.00 per share. The Agreement further provides that Agro Space will pay to BAM up to $900,000, in the aggregate, upon reaching specified milestones based on completing government/academic trials and revenue hurdles.

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company provides funding and reimbursement for the costs incurred by NASA ARC under the SAA, and owns any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750 in fiscal 2016, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. For the periods ended March 31, 2019 and 2018, there have been no amounts expensed to research and development expense pursuant to the SAA.

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

Convertible Notes Payable to Non-Related Parties
Date of Note	Face Value	Additional Principle	Debt Discount	Debt Discount Accretion	Carrying Value

July 2018	$50,000		$22,231	$7,552	$35,321
July 2018	$50,000		$22,231	$7,552	$35,321
July 2018	$25,000		$11,116	$3,716	$17,600
July 2018	$250,000		$111,160	$37,155	$175,995
July 2018	$25,000		$11,114	$3,776	$17,662
July 2018	$50,000		$22,232	$7,553	$35,321
July 2018	$100,000		$44,465	$14,863	$70,398
December 2018	$136,000		$136,000	$18,682	$18,682
January 2019	$94,500	$10,000	$94,500	$23,314	$33,314
March 2019	$50,000		$-	$-	$50,000
	$830,500	$10,000	$475,049	$124,163	$489,614
Convertible Notes Payable to Non-Related Parties - Current	$280,500	$10,000	$230,500	$41,996	$101,996
Convertible Notes Payable to Non-Related Parties - Long-Term	$550,000	$-	$244,549	$82,167	$387,618

All of the above July 2018 notes were converted into new loans with the Series A and Series B offerings in the second quarter 2019.

The Company received, in the aggregate, $550,000 from seven current shareholders and issued June 2018 Offering Notes of $550,000 in exchange therefore, and June 2018 Offering Warrants to purchase, in the aggregate, up to 550,000 shares of the Company’s common stock. The relative fair value of the warrants of $228,049 and offering costs of $16,500 were recorded as debt discounts and are accreted over the term of the note. Pursuant to the June 2018 Offering, in the aggregate, the Company issued June 2018 Offering Notes having an aggregate principal balance of $2,050,000, and June 2018 Offering two year warrants to purchase up to 2,050,000 shares of the Company’s common stock exercisable at $1.00 per share. The notes can be converted at the holders’ option at $3.00 per share, unless the Company issues shares at a subsequent lower price, then the notes convert at that subsequent lower price. See Note 3 for $1,500,000 of June 2018 Offering Notes received by related parties. All June 2018 Offering Warrants issued were accounted for at their relative fair value of $853,518.  These values along with the related offering costs of $61,500, are recorded as debt discounts and are accreted over the term of the note.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

On or about December 11, 2018, the Company and an accredited investor, Crossover Capital Fund I, LLC (the “Investor”), entered into a Securities Purchase Agreement, pursuant to which the Investor agreed to invest $125,000 into the Company in exchange for (a) a Convertible Promissory Note of the Company (the “First Note”) having an aggregate principal amount of $136,000 which is convertible into common stock of the Company the Investor shall have the right at any time on or after the issue date to convert all or any part of the outstanding and unpaid principle amount and accrued and unpaid interest of the First Note into fully paid and non-assessable shares of common stock as such, and the conversion price shall be the lesser of $3.00 or 65% multiplied by the market price) and (b) a Common Stock Purchase Warrant to purchase up to 100,000 shares of common stock. The First Note carried an original issue discount of $11,000.

On or about January 14, 2019, the Company and the Investor, entered into a Securities Purchase Agreement, pursuant to which the Investor agreed to invest $82,000 into the Company in exchange for (a) a Convertible Promissory Note of the Company (the “Second Note”) having an aggregate principal amount of $94,500 plus a penalty in the amount of $10,000 for a total of $104,500, which is convertible into common stock, the Investor shall have the right at any time on or after the issue date to convert all or any part of the outstanding and unpaid principle amount and accrued and unpaid interest of this the Second Note into fully paid and non-assessable shares of common stock as such, and the conversion price shall be the lesser of $3.00 or 65% multiplied by the market price) and (b) a Common Stock Purchase Warrant to purchase up to 100,000 shares of common stock. The Second Note carried an original issue discount of $12,500 plus $2,000 of legal fees and the remaining initial discount was $56,002 for the relative fair value of the warrants and $23,998 related to the embedded conversion option derivative liability.

On or about March 2019, a shareholder loaned the Company $50,000 and in exchange was issued 1,000 shares of the Company’s common stock for each week outstanding. The loan was outstanding for just over two weeks so 2,000 shares of the Company's common stock in total were issued and $3,608 was recorded as debt discount and amortization to interest expense as of March 31, 2019.. (See Note 6)

Fair Value Measurements – Derivative Liability – December 2018 and January 2019 convertible notes payable to non-related party –discussed above

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

Note Inception Date:	December 11, 2018	March 31, 2019
Volatility:	117%	158%
Expected Term:	9 months	9 Months
Risk Free Interest Rate:	2.56%	2.40%

Note Inception Date:	January 14, 2019	March 31, 2019
Volatility:	130%	142%
Expected Term:	8 months	9 Months
Risk Free Interest Rate:	2.55%	2.44%

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2019:

	Carrying Value at March 31, 2019		Fair Value Measurements at March 31, 2019
		(Level 1)	(Level 2)	(Level 3)
Embedded Conversion Option Liability	$231,000	$–	$–	$231,000

The following is a summary of activity of Level 3 liabilities for the periods ended March 31, 2019:

Balance at December 31, 2018	$114,000
Portion of initial valuation recorded as debt discount	89,000
Change in fair value	28,000
Balance at March 31, 2019	$231,000

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying consolidated statements of operations.

Notes Payable to Non-Related Parties
Date of Note	Face Value	Debt Discount	Debt Discount Accretion	Carrying Value
December 2017	$200,000	$18,652	$12,060	$193,408
January 2018	$100,000	$7,124	$4,265	$97,141
Notes Payable to Non-Related Parties - Current	$300,000	$25,776	$16,325	$290,549

All of the above notes were converted into new loans with the Series A and Series B offerings in the second quarter 2019 (See Note 7).

In December 2017, the Company received $200,000 from an investor, and in exchange the Company issued the investor (a) an unsecured promissory note dated December 14, 2017, maturing on December 13, 2019, in the principal face amount of $200,000, and (b) a warrant dated December 18, 2017 to purchase up to 50,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrants recorded resulted in a debt discount of $18,652 upon execution of the promissory note. For the three months ended March 31, 2019 and 2018, accretion of debt discount was $2,300, included in other expenses on the statements of operations.

On or about January 18, 2018, the Company received $100,000 from an accredited investor, and in exchange the Company issued to the investor (a) an unsecured promissory note dated January 19, 2018, maturing on January 18, 2020, in the principal face amount of $100,000, and (b) a warrant dated January 19, 2018 to purchase up to 10,000 shares of the Company’s common stock. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly. The note is repayable in full by the Company, plus all unpaid interest thereon, by the maturity date. Prepayment of all unpaid principal and interest on the note may be made by the Company prior to the maturity date, provided that the holder thereof shall receive a minimum amount of interest equal to one year of interest under the note, based on the full principal amount. The warrants are exercisable within 5 years of issuance into shares of the Company’s common stock, at $3.00 per share. The relative fair value of the warrants recorded resulted in a debt discount of $7,124 upon execution of the promissory note. For the three months ended March 31, 2019 and 2018, accretion of the debt discount was $878 and $703, respectively, included in other expenses on the statements of operations. This note plus the accrued and unpaid interest was subsequently converted into a Series A Note. (See Note 7).

The Company has an outstanding note payable for financing corporate insurance premiums. The note carries a rate of interest of 8.75% and is due in November 2019. The note calls for eleven payments of $21,254. The balance at March 31, 2019 and December 31, 2018 was $168,819 and $223,482, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 6 – EQUITY

Common Stock

Stock issued for services

During the three months ended March 31, 2019, the Company issued 45,000 shares of the Company’s common stock for services. These shares were valued at $79,950 based upon the current stock price at the time of issue.

Stock issued for loan costs

During the three months ended March 31, 2019 the Company issued 2,000 shares of the Company’s common stock as loan costs valued at $3,608.

Warrants

Warrants cashless exercise

During the three months ended March 31, 2019, three former employees exercised 475,500 of their warrants in a cashless exercise resulting in the issuance of 306,195 of the Company’s common shares.

Warrants issued for services

During the period ended March 31, 2019, the Company issued fully vested, non-forfeitable five-year warrants to purchase up to 75,000 common shares at an exercise price of $3.00 per common share to consultants for services rendered. The value of those services was $57,570, which was recorded as general and administrative expense. Additionally, the Company recorded $55,081 of expense related to prior warrants issued for services.

Warrants issued with debt

On or about January 14, 2019, the Company and Crossover Capital Fund I, LLC., also referred to herein as the “Investor”, entered into a Securities Purchase Agreement, pursuant to which the Investor agreed to invest $80,000 into the Company in exchange for (a) a Convertible Promissory Note of the Company also referred herein as the “Second Note”, having an aggregate principal amount of $94,500 plus a penalty of $10,000 for a total of $104,500. This note is convertible into common stock and the Investor shall have the right at any time on or after the issue date to convert all or any part of the outstanding and unpaid principle amount and accrued and unpaid interest of the Second Note into fully paid and non-assessable shares of common stock. The conversion price shall be the lesser of $3.00 or 65% multiplied by the market price. (b) a Common Stock Purchase Warrant to purchase up to 100,000 shares of common stock at an exercise price of $1.75. The Second Note carried an original issue discount of $14,500 plus there were $2,000 of legal fees and the remaining initial discount was $56,002 for the relative fair value of the warrants and $23,998 related to the embedded conversion option derivative liability.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2019	12,752,685	$1.86
Granted	175,000	2.29
Exercised	(475,500)	(.50)
Cancelled/Forfeited	(156,000)	(.50)
Outstanding and exercisable - March 31, 2019	12,296,185	$1.93	1.9	$4,029,700

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all warrant holders been able to, and in fact had, exercised their warrants on March 31, 2019.

Stock incentive plan options

In November 2015, the Company adopted its 2015 Equity Incentive Plan. The Plan provides stock based compensation to employees, directors and consultants, as more fully described in the Plan. The Company has reserved 4,000,000 shares under the Plan. 2,640,000 are still available for issuance.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The Company has elected to account for forfeitures as they occur.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2019	1,585,000	$1.70
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(225,000)	(2.14)
Outstanding - March 31, 2019	1,360,000	$1.63	6.6	$74,550
Exercisable - March 31, 2019	1,335,000	$1.16	6.5	$74,550

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to, and in fact had, exercised their options on March 31, 2019.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

May 2019 Refinancing

On or about May 11, 2019, the Company entered into an Exchange and Release Agreement (each, an “Exchange Agreement”), with certain holders of the Company’s Promissory Notes (each, an “Old Note”), including certain members of the Board of Directors and/or their respective affiliates, pursuant to which, among other things, the holders thereof agreed to exchange all or part of the amounts owed under their Old Notes for new 10% Series A Secured Convertible Promissory Notes (each, a “Series A Note”). The face value of a Series A Note is equal to the principal face amount of an Old Note plus all interest due or accrued under the Old Note through March 31, 2019.

Furthermore, pursuant to each Exchange Agreement, in connection with any such exchange, the holder of an Old Note may, in their sole discretion, also exchange any warrant that such note holder received in connection with the issuance of the Old Notes for a new warrant to purchase shares of common stock (an “Exchange Warrant”). The new warrants were three-year warrants with a $1.00 exercise price.

Such transactions contemplated by the Exchange Agreements are referred to herein as the “Refinancing”. The Company conducted the Refinancing in reliance upon the exemptions provided in the Securities Act, including Regulation D, Rule 506(b).

Series B Note Offering

Furthermore, the Exchange Agreement provides that the holder of an Old Note may, in their sole discretion, also subscribe for a 12% Series B Secured Convertible Promissory Note (a “Series B Note”), and be allowed to pay up to one-half of the subscription price of the Series B Note with amounts owed under the Old Note.

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

The transactions contemplated by the Subscription Agreements are referred to herein as the “Offering”. During May 2019 the aggregate gross proceeds in connections with the Offering were $3,326,427, and proceeds net of commission were $3,226,782. Commissions were paid in connection with the Offering equal to 3% of the principal thereof, totaling $99,645 in the aggregate. The Company intends to use the proceeds from the Offering to fund working capital requirements.

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

The Series A Notes bear interest at the rate of ten percent (10%) per annum and the Series B Notes bear interest at the rate of twelve percent (12%) per annum, in each case, with such interest being payable by the Company in cash to the holders thereof beginning nine (9) months and fifteen (15) days from the issuance date of such Offering Note with interest payments due on the fifteenth (15th) day of each month thereafter. The Offering Notes shall be repaid in full by the Company, plus all unpaid interest thereon, by thirty-six (36) months from the date of issuance upon the tender of such Offering Note (the “Maturity Date”). Prepayment of all unpaid principal and interest on each such Offering Note may be made by the Company prior to the Maturity Date at any time without penalty or premium upon forty-five (45) days’ prior written notice to the holder of such Offering Note (a “Prepayment Notice”); provided, however, that a holder of a Series B Note may not receive a Prepayment Notice prior to the repayment of the principal and interest owing under any Old Note or Series A Note. The Offering Notes are secured by the assets of the Company and its subsidiaries, with the priority of the Series A Notes being subordinated to that of the Series B Notes. Furthermore, in addition to terms customarily included in such instruments, each holder of an Offering Note is entitled to convert the unpaid principal and interest due and owing under such Offering Note into common stock at any time prior to the earlier of (a) October 1, 2021 or (b) thirty (30) days following a Prepayment Notice. The conversion price under a Series A Note is two dollars ($2.00) per share and the conversion price under a Series B Note is one dollar ($1.00) per share.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Each (i) Exchange Warrant may be exercised by the holder thereof within three (3) years of issuance into shares of the common stock at an exercise price equal to one dollar ($1.00) per share and (ii) Purchase Warrant may be exercised at any time after issuance and through ninety (90) days after payment in full of the Offering Note at an exercise price equal to (A) one dollar ($1.00) per share if the Purchase Warrant was exercised on or before April 1, 2020, and (B) fifty cents ($0.50) per share if the Purchase Warrant is exercised after April 1, 2020, in each case, by providing to the Company a notice of exercise, payment and surrender of such Offering Warrant. In addition, the Offering Warrants are subject to adjustment upon the occurrence of specified events including, but not limited to, a payment of certain stock dividends, a subdivision or combination of the Company’s outstanding shares of common stock, a reclassification of the common stock, a consolidation or merger of the Company, a sale or transfer of all or substantially all of the assets of the Company, or any compulsory share exchange affecting the Company. The Company issued fully vested, non-forfeitable warrants to purchase 9,499,600 (3,045,600 Exchange warrants and 6,454,000 Purchase warrants) common shares at an exercise price of $1.00 per common share as part of the Offering.

On April 29, 2019, the Company, entered into a Settlement Agreement with John W. Kennedy, the Company’s former Chief Science Officer and a former member of the Board of Directors, pursuant to which, among other things, the Company assigned USPN 9,816,071, Patent Application No. 15/729,038, Patent Application No. 14/244,084 and International Patent Serial No. PCT/US 15/24045 (collectively, the “Intellectual Property”) to Mr. Kennedy, and Mr. Kennedy agreed to effectuate the transfer of 2,000,000 shares of his common stock of the Company back to the Company (the “Settlement Agreement”). The Intellectual Property relates to technologies that the Company does not intend to pursue. The Settlement Agreement was entered into in order to resolve certain disputes between the Company and Mr. Kennedy concerning various licensing and royalty agreements entered into between the parties covering the Intellectual Property. Pursuant to the Settlement Agreement, the Company and Mr. Kennedy also entered into a Royalty Agreement, providing for, among other things, certain royalty payments to be made to the Company from the gross revenue generated by the Intellectual Property (the “Royalty Agreement”).

Subsequent to March 31, 2019, the Company issued fully vested, non-forfeitable warrants to purchase 79,500 common shares at an exercise price of $2.00 per common share to consultants for services. The estimated fair value of the warrants of approximately $33,879 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 1.57% - 1.66%, and expected life of the warrants of 1 - 3 years.

Subsequent to March 31, 2019, the Company issued 10 year stock incentive plan options to purchase 100,000 shares of common stock at an exercise price of $3.00 per common share to consultants for services. The estimated fair value of the options of approximately $83,325 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 1.93% expected life of 5 years.

Subsequent to March 31, 2019, the Company issued 225,000 shares of common stock to consultants for services.

Subsequent to March 31, 2019, certain consultants and former employees exercised warrants in a cashless exercise resulting in the issuance of 146,248 shares of the Company’s common stock.

Subsequent to March 31, 2019, the Company paid $100,000 of related party notes payable and $230,500 of convertible notes payable.

During October 2019 the Company commenced an offering of up to $5,000,000 of 10% Convertible Secured Promissory Notes (the “Notes”) with an initial closing date of December 31, 2019, which was extended for an additional ninety day period. The Notes bear interest at a ten percent (10%) annual rate, payable quarterly in arrears, with the first interest payment due January 15, 2020 and subsequent interest payments due on the fifteenth (15th) day after the end of each calendar quarter thereafter. Interest will be paid in shares of the Company’s common stock at $2.00 per share. The Notes mature 2 years from the closing date. The Notes are convertible into the Company’s common stock at $2.00 per share.

Commencing on the one (1) year anniversary of the issuance of the Notes and ending eleven (11) months thereafter (i.e. one month prior to the Maturity Date), the Company may at any time upon thirty (30) days prior written notice repurchase any or all outstanding Notes without penalty or premium, provided that the holder may convert the Note prior to the end of the 30 day written notice by the Company of its intent to repurchase the Notes, Notice Period.

The Notes are secured by all assets of the Company and its subsidiaries and are subordinate to the security interest granted to holders of the Series A Notes and Series B Notes previously issued by the Company. The Notes are subject to certain covenants and other provisions customary for a transaction of this nature. The Company received $250,000 in proceeds pursuant to the issuance of Notes through December 31, 2019 and incurred no broker fees.

During the first quarter of 2020, the Company furloughed all employees with the exception of three executive officers. During the second quarter of 2020, the Company began to remove certain employees that are key to the Company’s operation, from furlough. The Company incurred payroll liabilities to employees during the first quarter of 2020, of which approximately $200,000 currently remains unpaid.

On May 12, 2020, the Company executed a Payroll Protection Program Term Note, herein referred to as the PPP Note, and received proceeds of $278,800. The PPP Note was issued pursuant to the Coronavirus Aid, Relief, and Economic Securities Act’s, the CARE’s Act, Paycheck Protection Program. All or a portion of the PPP Note is eligible to be forgiven if all eligible employee retention criteria are met and the funds are used for eligible purposes. The Company has not determined an amount eligible for forgiveness. The PPP Note bears interest at 1% based on a 360 day calendar year and is due two years from date of issuance with repayment scheduled monthly beginning in the seventh month following the date of issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Zero Gravity Solutions, Inc. a Nevada corporation (the Company” or “ZGSI”), is an agricultural based biotechnology company focused on commercializing technology derived from, and designed for, long term spaceflight and planetary colonization with significant applications to agriculture on earth. The Company’s technology is focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including climate change stress and soil degradation threats to agricultural production and the increasing inability to feed the world’s rapidly growing population. The Company’s business model is focused on its primary technology, BAM-FX®, which is a cost effective, ionic delivery platform and stimulant for plants that promotes the delivery of minerals and micronutrients systemically. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are conducted in our wholly owned subsidiary, BAM Agricultural Solutions, Inc. (“BAM.”) and our 98% owned subsidiary, Specialty Agricultural Solutions, Inc. (“SASI”). BAM oversees BAM-FX®’s commercial introduction and business development through product trials and validation with crop growers and distributors that have established business networks in agricultural markets, manufacturing, sales and agronomy support. In addition, BAM manages the introduction of Gardener’s Choice®, a ready to use product for the home and garden retail markets. SASI, which was incorporated in 2018, supports introducing a commercial product for sale to hydroponic legal cannabis and hemp grow operations. Another subsidiary of the Company, Zero Gravity Life Sciences Inc. (“ZGLS”), was originally formed for space research projects, life science applications of our technology and conducting research on future BAM product lines. ZGLS is currently inactive.

The Company is focused on revenue generation through sale of BAM-FX®, in domestic and international agricultural markets. BAM-FX® is licensed in and registered for sale as a fertilizer application in all fifty (50) domestic states and has been approved for import and commercial sales in Chile, Paraguay, Colombia, Brazil and China. The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in Philippines and India. Pursuant to a license and business development agreement with Agro Space Tech SA de CV de RV, the Company is providing technical assistance to obtain approval in Mexico. Country specific commercial operations are only undertaken with a qualified local business partner having existing in-country business relationships. Our business relationship is either a license or a distribution agreement.

The Company began domestic product trials on multiple crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014 and expanded field applications with those and additional trial participants in subsequent years. These basic trials showed yield, nutritional value and biomass improvements for crops treated. The Company also noted a early indications of a curative response to fungal, bacterial and viral plant diseases. We continue to use trials to increase our understanding of the mode of action, application rates and protocols for our product and validate product efficacy. These trials are critical in both market and product development efforts. During the past five years, the Company increasingly focused on obtaining third-party validation, through studies with academic institutions and in accordance with the Company’s Reimbursable Space Act Agreement with the National Aeronautics and Space Administration Ames Research Center.

The agricultural industry is known to adopt new technology slowly. The Company believes that slow adoption and sales results is due to the Company’s inability to sufficiently differentiate its product from other products making similar claims. Additionally, in a number of row crops, the product combined with application costs, have not resulted in sufficient grower return, especially those crops whose ex-farm pricing is low. Therefore, the Company targeted high value crops including grape, avocado, citrus, berry and hemp and for specific validation trials during 2019. Based upon BAM-FX®’s performance in these trials, the Company expects to focus business development efforts in these high value crops during 2020.

During 2017, we developed a ready to use, home and garden product, Gardener’s Choice® for retail markets. Independent third parties successfully tested Gardener’s Choice®, for plant performance and consumer safety during 2018. During the fourth quarter of 2017, the Company showcased the product concept at a home and garden trade show and generated interest from prospective purchasers. During 2018, through an independent sales team who introduced Gardener’s Choice® directly to Ace Hardware retailers at their annual trade show and expanded product introduction to a number of big box retailers during 2019. We have received positive feedback from retailers, however have secured limited purchase commitments during the first quarter or 2019, the time of the year during which retailers purchase and display product for the outdoor home and garden season. Gardener’s Choice® has been registered for sale in all domestic states.

To support commercialization and revenue generation efforts, the Company employs certified crop advisors and agronomists for the technical requirements of product introduction domestically and internationally.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX® and identify additional commercial markets and licensing opportunities for the product. The majority of this work was performed during 2019 by Iowa State University on new product formulations, Colusa County Farms on tomato and Nurture Earth Research and Development Pvt. Ltd., India, to identify scientific bio-markers showing product efficacy and application timing. We received these results of third party tests during the first quarter of 2020.

The Company manufactures its product in a manufacturing facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. Our manufacturing plant manager is an experienced biochemical engineer. We have made process improvements and equipment modifications to existing equipment to enhance efficiencies and improve quality control and assurance through March 31, 2019.

We successfully tested a dry product formulation, which maintains the attributes of our liquid product. Initial trials indicate the dry formulation has the same efficacy as BAM-FX®, our concentrated liquid product. Introduction of a dry product will reduce transportation and handling costs and we believe will increase our addressable markets due those lower transportation related costs We expect to continue developing new formulations and our dry formulation in laboratory settings, conclude our efficacy trials with Iowa State University, and design a production process for the dry formulated product during 2020.

Although we have started and realized nominal product sales, we anticipate that in the near term, ongoing expenses, including product development, manufacturing process improvement, corporate administration and technical product support, will be funded primarily by proceeds from sales of our securities and issuance of debt.

We have generated nominal revenues from our operations thus far and believe with the financial ability to promote and market, product sales will increase in 2020 primarily from direct sales to end users and international distributor purchases.

We cannot, however, guarantee we will be successful in generating significant revenue in 2019 or 2020 or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must raise additional capital to execute our 2019 business plan and realize revenues expected.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers. During the first quarter of 2020, the Company furloughed all employees other than three executive officers due to the COVID-19 impact on its operation capability. Beginning in the second quarter of 2020 the company began to remove certain employees from furlough that are key to ongoing operations. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company has experienced product shipment delays due to import restrictions imposed by countries in which the Company had customer purchase commitments. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and consolidated results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1: Organization and Summary of Significant Accounting Policies in our Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our consolidated financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our consolidated financial statements. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We define a critical accounting policy or estimate as one that is both important to our consolidated financial condition and consolidated results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe that the following are the critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements. In addition, there are other items within our Consolidated Financial Statements that require estimates but are not deemed critical as defined in this paragraph.

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

Going Concern

We adopted FASB ASU No. 2014-15, Presentation of Financial Statements- Going Concern, during the first quarter of 2016.  This standard defines management’s responsibility to evaluate conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable.  Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements. We have concluded that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, but do not include any adjustments that might result if we were unable to do so.

Employee Stock-Based Compensation and Share-Based payment to non-employees

We measure employee and non-employee compensation expense for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.

We use the Black-Scholes option-pricing model to determine the fair value for stock option awards and recognize compensation expense on a straight-line basis over the awards’ vesting periods for employees and over the service period for non-employees. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives, including estimated forfeiture rates, of the options.

As the Company’s common stock is not traded in an active market, the Company estimates the fair value of its common stock (used in its Black Scholes option pricing model) pursuant to ASC 820. This estimation process maximizes the use of observable inputs, including the quoted price of the Company’s common stock in an inactive market, the price of the Company’s common stock determined in connection with transactions in the Company’s common stock, and an income approach to valuation (discounted cash flow).

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

●

Volatility. Because we have a limited trading history as a public company, we estimate volatility of our share price based on a combination of the published historical volatilities of comparable publicly traded companies in our vertical markets and the historical volatility of our common stock.

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

Results of Operations

For the quarter ended	March 31,	March 31,
	2019	2018	$ Change	% Change

Revenue	$44,495	$3,470	$41,025	1,182.3%

Cost of Revenue	27,313	550	26,763	4,866.0%

Gross Profit	17,182	2,920	14,262	488.4%
Operating Expenses	887,783	1,494,513	(606,730)	(40.6)%

Loss from Operations	(870,601)	(1,491,593)	620,992	(41.6)%

Other Income / (Expense)	(360,487)	(85,084)	(275,403)	(323.7)%

Net Loss	$(1,231,088)	$(1,576,677)	$345,589	(21.9)%

Net Loss per share - Basic and Diluted	$(0.03)	$(0.04)	$0.01	(25.0)%

Revenue for the three months ended March 31, 2019 was $44,495, an increase of $41,025, or 1,182% over $3,470 for the three months ended March 31, 2018. Revenue is generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX® to their crops. In general, growers are sensitive to perceived usage risks and any incremental cost associated with new agricultural products, generally continuing their use of traditional lower cost but less effective chelated zinc and copper products.

Cost of Revenue for the three months ended March 31, 2019, was $27,313, an increase of $26,763, or 4.866%, over $550 for the three months ended March 31, 2018. The increase in cost of revenue is directly related to our increase in revenue for the three months ended March 31, 2019 over the three months ended March 31, 2018.

Operating Expenses for the three months ended March 31, 2019 was $887,783, a decrease of $606,730, or 40.6%, over $1,494,513 for the three months ended March 31, 2018. The decrease in operating expenses was primarily due to a decrease in research and development of $83,670, a decrease in loss on royalty advance of $123,560 due to the need for an allowance for questionable collectability, a decrease in impairment costs of $203,208 due to the impairment of intangible assets, a decrease in insurance of $7,995, a decrease in consulting expense of $9,062, a decrease in travel, meals and conference fees of $22,240, a decrease in employee and employee related benefits of $200,958 due a decrease in headcount, and a decrease of $25,188 in non-cash equity compensation paid to consultants, board members and employees. These decreases were primarily offset by an increase in professional fees of $10,448, an increase in advertising and promotion expense of $34,213, and an increase in shipping and manufacturing expenses of $15,195.

Other Expense for the three months ended March 31, 2019 was $360,487, an increase of $275,403 or 323.7%, over $85,084 for the three months ended March 31, 2018. The increase in other expense is primarily due to an increase in interest expense of $74,053 and an increase in accretion of debt discount of $173,693 in connection with the Company’s promissory notes.

Net Loss for the three months ended March 31, 2019 was $1,231,088, a decrease of $345,589, or 21.9%, over $1,576,677 for the three month ended March 31, 2018. The decrease in net loss is primarily due to a decrease in operating expense for the period ended March 31, 2019 of $606,730 and an increase in gross profit of $14,262, offset by an increase in other expense of $275,403.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was approximately $643,000, a decrease of approximately $414,000, or 48.7%, from $1,057,000 for three months ended March 31, 2018. The decrease in net cash used in operating activities is primarily due to a decrease in net loss of $346,000, an increase in amortization of debt acquisition costs of $174,000, an increase in accounts payable and other payables of $164,000, an increase in accrued interest related party of $86,000 and an increase in prepaid expenses of $51,000 due to non-cash equity based compensation expense of which $99,000 was issued with the expense deferred to future periods offset by a decrease in impairment loss of $204,000, a decrease in loss on advance on future royalties to related parties of $124,000, an increase in deferred revenue of $43,000 and a decrease in equity based compensation of $25,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $602,000, a decrease of approximately $485,000, or 57.5%, over $1,088,000 for the three months ended March 31, 2018. The decrease in net cash provided by financing activities is due primarily to a decrease in proceeds from sale of common stock net of payment of offering costs of $164,000 and a decrease in net proceeds from notes payable related party of $900,000 offset by a decrease in payment to notes payable to related party of $100,000, an increase in proceeds from the issuance of convertible notes payable convertible of $425.000, an increase in proceeds of notes payable of $32,000 and a decrease in payment of offering cost on related party of $27,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2019 and 2020 business plans may exceed $350,000 per month. This expense rate is primarily due to: an increase in costs of additional personnel, personnel-related costs and promotional expenses to develop markets for domestic and international sales of our product, BAM-FX®, our retail product, Gardener’s Choice®, and our cannabis market product introduction; improvements to our manufacturing facility and processes; and, research and product development related expense for expansion of our product line, product improvement and dry formulation. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the March 31, 2019 consolidated financial statements.  There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect to be needed to operate the business through mid-2020. The Company is active in its fundraising, and subsequent to March 31, 2019, the Company has raised approximately $3,600,000.

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

Cash on Hand

As of March 31, 2019, the Company had a cash balance of approximately $3,000 compared to a cash balance of approximately $44,000 as of December 31, 2018.

Total assets were approximately $517,000 and $552,000 at March 31, 2019 and December 31, 2018, respectively. Working capital (deficit) was $(4,364,000) and $(2,691,000) at March 31, 2019 and December 31, 2018, respectively. The increase in working capital deficit of $1,673,000 during the period was primarily due to cash used in operating activities of $640,000 offset by cash provided by financing activities of $600,000 and reclassification of notes payable to short term. Total stockholders’ deficit increased by $1,135,000 to $(6,131,000) at March 31, 2019 from $(5,096,000) at December 31, 2018.

Outlook

Required Capital Going Forward

Due to the fact that our product, BAM-FX®, is new in the agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. We required additional funding to cover 2019 expenses and we will need additional funding in 2020.

On or about May 11, 2019, the Company entered into an Exchange and Release Agreement (each, an “Exchange Agreement”), with certain holders of the Company’s Promissory Notes (each, an “Old Note”), including certain members of the Board of Directors and/or their respective affiliates, pursuant to which, among other things, the holders thereof agreed to exchange all or part of the amounts owed under their Old Notes for new 10% Series A Secured Convertible Promissory Notes (each, a “Series A Note”). The face value of a Series A Note is equal to the principal face amount of an Old Note plus all interest due or accrued under the Old Note through March 31, 2019.

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

The transactions contemplated by the Subscription Agreements are referred to herein as the “Offering”. Aggregate gross proceeds in connections with the Offering were $3,326,427, and proceeds net of commission were $3,226,782. Commissions were paid in connection with the Offering equal to 3% of the principal thereof, totaling $99,645 in the aggregate. The Company intends to use the proceeds from the Offering to fund working capital requirements.

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

Each (i) Exchange Warrant may be exercised by the holder thereof within three (3) years of issuance into shares of the common stock at an exercise price equal to one dollar ($1.00) per share and (ii) Purchase Warrant may be exercised at any time after issuance and through ninety (90) days after payment in full of the Offering Note at an exercise price equal to (A) one dollar ($1.00) per share if the Purchase Warrant is exercised on or before April 1, 2020, and (B) fifty cents ($0.50) per share if the Purchase Warrant was exercised after April 1, 2020, in each case, by providing to the Company a notice of exercise, payment and surrender of such Offering Warrant. In addition, the Offering Warrants are subject to adjustment upon the occurrence of specified events including, but not limited to, a payment of certain stock dividends, a subdivision or combination of the Company’s outstanding shares of common stock, a reclassification of the common stock, a consolidation or merger of the Company, a sale or transfer of all or substantially all of the assets of the Company, or any compulsory share exchange affecting the Company. The Company issued fully vested, non-forfeitable warrants to purchase 9,499,600 common shares at an exercise price of $1.00 per share as part of the Offering.

Subsequent to March 31, 2019, the Company issued fully vested, non-forfeitable warrants to purchase 79,500 common shares at an exercise price of $2.00 per common share to consultants for services. The estimated fair value of the warrants of approximately $33,879 was based on the following assumptions: expected dividends of 0, volatility of 148.4%, risk-free interest rate of 1.57% - 1.66%, and expected life of the warrants of 1 - 3 years.

Subsequent to March 31, 2019, the Company issued 225,000 shares of common stock to consultants for services.

Subsequent to March 31, 2019, certain consultants and former employees exercised warrants in a cashless exercise resulting in the issuance of 146,248 shares of the Company’s common stock.

Subsequent to March 31, 2019, the Company paid $100,000 of related party notes payable and $230,500 of convertible notes payable.

During October 2019 the Company commenced an offering of up to $5,000,000 of 10% Convertible Secured Promissory Notes (the “Notes”) with an initial closing date of December 31, 2019, which was extended for an additional ninety day period. The Notes bear interest at a ten percent (10%) annual rate, payable quarterly in arrears, with the first interest payment due January 15, 2020 and subsequent interest payments due on the fifteenth (15th) day after the end of each calendar quarter thereafter. Interest will be paid in shares of the Company’s common stock at $2.00 per share. The Notes mature 2 years from the closing date. The Notes are convertible into the Company’s common stock at $2.00 per share.

Commencing on the one (1) year anniversary of the issuance of the Notes and ending eleven (11) months thereafter (i.e. one month prior to the Maturity Date), the Company may at any time upon thirty (30) days prior written notice repurchase any or all outstanding Notes without penalty or premium; provided, that the holder may convert the Note prior to the end of the Notice Period.

The Notes are secured by all assets of the Company and its subsidiaries, and are subordinate to the security interest granted to holders of the Series A Notes and Series B Notes previously issued by the Company. The Notes are subject to certain covenants and other provisions customary for a transaction of this nature. The Company received $175,000 in proceeds pursuant to the issuance of Notes through December 31, 2019 and incurred no broker fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer (our Chief Executive Officer and Chief Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that (i) information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms and (ii) our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. The Company engaged a financial reporting consultant during the second quarter of 2020 to assist with the review of the Company's financial reporting requirements for future periodic reports.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to December 31, 2018, the Company issued 225,000 shares of common stock to consultants for services.

Subsequent to March 31, 2019, certain consultants and former employees exercised warrants in a cashless exercise resulting in the issuance of 146,248 shares of the Company’s common stock.

On January 2019, the Company received $100,000 from Michael T. Smith a member of our Board of Directors, and in exchange the Company issued an unsecured promissory note dated January 2019. The note bears interest at the rate of ten percent (10%) per annum, payable quarterly in cash. The note is payable in full plus all unpaid interest thereon, by April 18, 2019. The note contains a contingent conversion feature that allows the value of the note to be converted at $3 per share or such lower price at which the Company has issued stock subsequent to May 2, 2019, if any part of the principle balance is paid. No beneficial conversion feature existed at the issuance date of the note.

In February 2019, the Company issued fully vested, non-forfeitable warrants to purchase 75,000 common shares at an exercise price of $3.00 per common share to consultants for services.

On March 15, 2019, a shareholder loaned the Company $50,000 and in exchange was issued 2,000 shares of the Company’s stock. The loan was subsequently paid.

In connection with the private offerings noted above, the Company engaged a broker/dealer, Livingston Securities, LLC, to assist as placement agent for the securities. On November 16, 2018, the Company entered into a Placement Agent’s Agreement in connection with a proposed November 2018 private offering. The Company terminated the agreement on March 26, 2019. No underwriters were involved in the foregoing issuances of securities. Each of the above transactions was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. The recipient of the securities in each of these transactions represented his, her or its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in each of these transactions. In each case, the recipient had adequate access, through his, her or its relationship with the Company, to information about the Company.

Item 3. Defaults upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

No.	Description of Exhibit	Note
3.1	Certificate of Incorporation, Amendments to Articles of Incorporation and Articles of Merger	(2)
3.2	Second Amended and Restated By-Laws of the Company	(3)
10.1	Promissory Note, dated January 16, 2018, issued by the Company to Rio Vista Investments, LLC.	(4)
10.2	Warrant, dated January 18, 2018, issued by the Company to Rio Vista Investments, LLC.	(4)
10.3	Promissory Note, dated January 19, 2018,	(4)
10.4	Warrant, dated January 19, 2018	(4)
10.6	Promissory Note, dated March 8, 2018, issued by the Company to Michael T. Smith.	(5)
10.7	Warrant, dated March 9, 2018, issued by the Company to Michael T. Smith.	(5)
10.8	Promissory Note, dated March 12, 2018, issued by the Company to Boies Partners, Inc.	(5)
10.9	Warrant, dated March 12, 2018, issued by the Company to Boies Partners, Inc.	(5)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s Registration Statement on Form 10, filed with the SEC on December 29, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2015.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2018.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: August 18, 2020	By:	/s/ Timothy A. Peach
Timothy A. Peach, Acting Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)