Form 10-Q
period 2019-06-30
Zero Gravity Solutions, Inc.
filed 2020-11-25
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2019

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

(561) 416-0400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒ The Company has not filed its Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 and its Annual Report on Form 10-K for the year ended December 31, 2019.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒ See above

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 29, 2020, the issuer had 39,690,868 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" and any risks described in any other filings we make with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this report and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements concerning other matters addressed in this report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of property and equipment, the allowance for doubtful accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$1,782,954	$43,683
Accounts receivable - net	2,275	342
Prepaid and other	264,859	314,645
Inventory	26,326	103,142
Total Current Assets	2,076,414	461,812

Property and Equipment - net	73,406	85,523

Other Assets
Inventory	220,495	-
Deposit	4,817	4,817
Total Other Assets	225,312	4,817

Total Assets	$2,375,132	$552,152

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$493,884	$544,659
Accounts payable and accrued expenses - related parties	-	127,480
Accrued interest	36,941	21,262
Accrued interest - related parties	141,202	100,919
Deferred revenue	-	250,000
Deferred compensation - related party	-	12,500
Insurance financing liability	105,025	223,482
Notes payable - net	-	191,108
Notes payable - related parties - net	99,214	1,058,621
Convertible notes payable - net	151,503	8,947
Convertible notes payable - related parties	-	500,000
Derivative liability	216,000	114,000
Total Current Liabilities	1,243,769	3,152,978

Long-Term Liabilities
Convertible notes payable - Series A, 10% - net	339,112	-
Convertible notes payable - Series A, 10% - related parties - net	1,116,584	-
Convertible notes payable - Series B, 12% - net	56,013	-
Convertible notes payable - Series B, 12% - related parties - net	266,104	-
Notes payable - net	-	96,263
Notes payable - related parties - net	-	943,621
Convertible notes payable - net	-	356,794
Convertible notes payable - related parties - net	-	1,098,649
Total Long-Term Liabilities	1,777,813	2,495,327

Total Liabilities	3,021,582	5,648,305

Commitments (Note 5)

Stockholders' Deficit

Common stock, $0.001 par value, 100,000,000 shares authorized 39,332,310 and 40,954,115 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	39,332	40,954
Additional paid-in capital	32,586,150	24,283,509
Accumulated deficit	(33,271,377)	(29,420,616)
Stockholders' deficit	(645,895)	(5,096,153)
Non-controlling interest	(555)	-
Total Stockholders' Deficit	(646,450)	(5,096,153)

Total Liabilities and Stockholders' Deficit	$2,375,132	$552,152

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Sales	$4,923	$29,600	$49,418	$33,070

Cost of sales	6,327	4,727	33,640	5,277

Gross profit (loss)	(1,404)	24,873	15,778	27,793

Operating expenses
General and administrative expenses	987,884	1,160,825	1,874,596	2,570,597
Research and development	63,891	16,710	64,962	101,451
Total operating expenses	1,051,775	1,177,535	1,939,558	2,672,048

Loss from operations	(1,053,179)	(1,152,662)	(1,923,780)	(2,644,255)

Other income (expense) - net
Interest expense	(245,181)	(72,403)	(380,333)	(133,502)
Amortization of debt discounts	(1,336,868)	(49,320)	(1,534,203)	(72,962)
Change in fair value of derivative liability	15,000	-	(13,000)	-
Loss on disposal of asset	-	-	-	(343)
Total other income (expense) - net	(1,567,049)	(121,723)	(1,927,536)	(206,807)

Net loss including non-controlling interest	$(2,620,228)	$(1,274,385)	$(3,851,316)	$(2,851,062)

Non-controlling interest	(283)	-	(555)	-

Net loss available to common stockholders	$(2,619,945)	$(1,274,385)	$(3,850,761)	$(2,851,062)

Loss per share - basic and diluted	$(0.07)	$(0.03)	$(0.10)	$(0.07)

Weighted average number of shares - basic and diluted	39,968,574	40,808,976	40,491,752	40,792,224

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2017	40,650,397	$40,650	$21,970,266	$(23,980,220)	$-	$(1,969,304)

Common stock issued for cash - net of offering costs of $1,680 ($2.97/share)	55,334	56	164,266	-	-	164,322

Warrants issued for services	-	-	57,947	-	-	57,947

Warrants issued as loan costs (debt discount)	-	-	70,897	-	-	70,897

Stock options issued for services	-	-	71,254	-	-	71,254

Net loss - three months ended March 31, 2018	-	-	-	(1,576,677)	-	(1,576,677)

March 31, 2018	40,705,731	40,706	22,334,630	(25,556,897)	-	(3,181,561)

Common stock issued for cash - net of offering costs of $24,000 ($3/share)	248,384	248	720,904	-	-	721,152

Warrants issued for services	-	-	127,029	-	-	127,029

Warrants issued as loan costs (debt discount)	-	-	475,114	-	-	475,114

Stock options issued for services	-	-	75,023	-	-	75,023

Net loss - three months ended June 30, 2018	-	-	-	(1,274,385)	-	(1,274,385)

June 30, 2018	40,954,115	$40,954	$23,732,700	$(26,831,282)	$-	$(3,057,628)

December 31, 2018	40,954,115	$40,954	$24,283,509	$(29,420,616)	$-	$(5,096,153)

Common stock issued for services ($1.78/share)	45,000	45	79,905	-	-	79,950

Common stock issued upon cashless exercise of warrants ($0.001/share)	306,195	306	(306)	-	-	-

Warrants issued for services	-	-	112,651	-	-	112,651

Stock issued for loan costs ($1.80/share)	2,000	2	3,606	-	-	3,608

Non-controlling interest	-	-	-	-	(272)	(272)

Net loss - three months ended March 31, 2019	-	-	-	(1,230,816)	-	(1,230,816)

March 31, 2019	41,307,310	41,307	24,479,365	(30,651,432)	(272)	(6,131,032)

Common stock issued for services ($1.80/share)	25,000	25	44,975	-	-	45,000

Cancellation and return of shares from former related party ($0.001/share)	(2,000,000)	(2,000)	2,000	-	-	-

Warrants issued for services	-	-	26,161	-	-	26,161

Warrants issued and benefical conversion feature - debt discount - Series A, 10%, and Series B, 12%, convertible notes	-	-	8,024,032	-	-	8,024,032

Stock options issued for services	-	-	9,617	-	-	9,617

Non-controlling interest	-	-	-	-	(283)	(283)

Net loss - three months ended June 30, 2019	-	-	-	(2,619,945)	-	(2,619,945)

June 30, 2019	39,332,310	$39,332	$32,586,150	$(33,271,377)	$(555)	$(646,450)

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Operating activities
Net loss - including non-controlling interest	$(3,851,316)	$(2,851,062)
Adjustments to reconcile net loss to net cash used in operations
Bad debt	2,712	4,060
Depreciation and amortization	12,117	13,168
Common stock issued for services	124,950	-
Common stock issued for loan costs	3,608	-
Warrants issued for services	138,812	223,119
Stock options issued for services	9,617	146,277
Non-cash penalty on convertible note payable	10,000	-
Loss on disposal of asset	-	343
Amortization of debt discount and loss on debt extinguishment	1,534,203	72,962
Change in fair value of derivative liability	13,000	-
Advance on future royalties - related parties reserve	-	129,580
Impairment of inventory	10,286	-
Impairment expense	-	203,208
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(4,645)	(26,592)
Prepaid and other	49,786	106,733
Inventory	(153,965)	3,887
Deposits	-	(200)
Increase (decrease) in
Accounts payable and accrued expenses	112,019	118,846
Accounts payable and accrued expenses - related party	-	4,716
Accrued interest	15,679	27,187
Accrued interest - related party	40,283	5,000
Advance on future royalties - related parties	-	(13,347)
Deferred revenue	(43,200)	-
Deferred compensation - related party	(12,500)	-
Net cash used in operating activities	(1,988,554)	(1,832,115)

Financing activities
Proceeds from issuance of Series B, 12%, convertible notes payable	762,500	-
Proceeds from issuance of Series B, 12%, convertible notes payable - related parties	2,299,927	-
Proceeds from convertible note payable	94,500	-
Proceeds from notes payable	50,000	200,000
Repayments of notes payable	(50,000)	-
Proceeds from notes payable - related party	789,000	2,200,000
Repayments of notes payable - insurance financing liability	(118,457)	(107,655)
Repayments of notes payable - related party	-	(300,000)
Payments of debt offering costs - related parties	(99,645)	(66,000)
Proceeds from sale of common stock	-	911,154
Payments of offering costs	-	(25,680)
Net cash provided by financing activities	3,727,825	2,811,819

Net increase in cash and cash equivalents	1,739,271	979,704

Cash and cash equivalents - beginning of period	43,683	13,862

Cash and cash equivalents - end of period	$1,782,954	$993,566

Supplemental disclosure of cash flow information
Cash paid for interest	$16,043	$133,502
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt into Series A, 10%, convertible notes	$850,000	$-
Conversion of debt into Series A, 10%, convertible notes - related parties	$4,889,001	$-
Conversion of accrued interest into Series A, 10%, convertible notes	$162,794	$-
Conversion of accrued interest into Series A, 10%, convertible notes - related parties	$127,480	$-
Conversion of prior deferred revenue into Series A, 10%, convertible notes - related party	$206,800	$-
Conversion of Series A, 10%, convertible notes and accrued interest into Series B, 12%, convertible notes	$3,066,573	$-
Warrants issued as loan costs (debt discount) - Series A, 10%, and Series B, 12%, convertible notes	$8,024,032	$546,011
Debt discount recorded in connection with derivative liability	$89,000	$-
Cancellation and return of shares from former related party	$2,000	$-
Common stock issued upon cashless exercise of warrants	$306	$-
Warrants issued as direct offering costs in the sale of common stock	$-	$5,771

See accompanying notes to unaudited condensed consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 1 - Organization and Nature of Operations and Basis of Presentation

Organization and Nature of Operations

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

During the first quarter of 2020, the Company furloughed all employees other than the three executive officers due to the COVID-19 impact on its operations. Beginning in the second quarter of 2020 the Company began to remove certain employees from furlough that are key to ongoing operations. The Company is not able to estimate the duration of the pandemic or the potential impact on the business of disruptions or delays in shipments of product.

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

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions to Article 8-03 of Regulation S-X.

Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements.

These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2018 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on October 17, 2019.

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2019, the Company had:

•	Net loss including non-controlling interest of $3,851,316; and

•	Net cash used in operations was $1,988,554

Additionally, at June 30, 2019, the Company had:

•	Accumulated deficit of $33,271,377,

•	Stockholders’ deficit of $646,450; and

•	Working capital of $832,645

The Company has cash on hand of $1,782,954 at June 30, 2019. Without significant cash collections from sale of product, given the Company’s current monthly cash used in operations, the Company has sufficient cash to operate for approximately six months without an additional capital raise or change to its business strategy and plan.

Although the Company intends to raise additional capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term and these losses could be significant as product development, regulatory, contract research, and technical marketing personnel related expenses are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending June 30, 2019, and our current capital structure including equity-based instruments and our obligations and debts.

The Company has satisfied its obligations using cash from successful capital raising efforts through June 30, 2019, specifically, the issuance notes payable and convertible debt of $3,995,927 during the six months ended June 30, 2019; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these interim consolidated financial statements are issued.

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

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•	Continuing to advance commercialization of the Company’s principal product, BAM-FX® in both domestic and international markets,

•	Pursuing additional capital raising opportunities,

•	Continuing to explore and execute prospective partnering or distribution opportunities; and

•	Identifying unique market opportunities that represent potential positive short-term cash flow.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Non-Controlling Interest

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated.

The non-controlling interest in SASI is reported as Non-controlling interest in Total Stockholders’ Deficit of our Consolidated Financial Statements.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as one reportable segment and the unaudited consolidated financial statements are presented as one operating business segment.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the six months ended June 30, 2019 include allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

•	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values. See Note 4(D) for level 3 reconciliation of derivative liabilities.

The Company’s financial instruments, including cash, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At June 30, 2019 and December  31, 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had cash equivalents of $250,085 and $0, respectively.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. Interest is not accrued on overdue accounts receivable.

Allowance for doubtful accounts was $2,370 and $0 at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, two customers accounted for 28.5% of total gross accounts receivable. Each of these customers represented 17.5% and 11%, respectively. At December 31, 2018, two customers accounted for 100% of total accounts receivable. Each of these customers represented 78.1% and 21.9%, respectively.

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value.

Inventory consisted of:

Classification	June 30, 2019	December 31, 2018
Raw materials	$46,885	$17,610
Finished products	199,936	85,532
Total Inventory	$246,821	$103,142

Of the total inventory balance, the Company had $26,326 classified as a current asset, a portion of which was shipped to customers and a portion ready for shipment, however, due to Covid-19 restrictions, remains on hold. The remaining inventory is classified as a non-current asset on the accompanying consolidated balance sheet. This inventory is considered slow moving but it is not obsolete, and no impairment is required. During the three and six months ended June 30, 2019, the Company recognized an impairment charge of $4,003 and $10,286, respectively, which is included in cost of sales. There were no impairment charges taken during the three and six months ended June 30, 2018.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets ranging from three to ten years.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Beneficial Conversion Features

For instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470-20 to convertible securities with beneficial conversion features that must be settled in stock. ASC 470-20 requires that the beneficial conversion feature be valued at the commitment date as the difference between the effective conversion price and the fair market value of the common stock (whereby the conversion price is lower than the fair market value) into which the security is convertible, multiplied by the number of shares into which the security is convertible limited to the amount of the loan. This amount is recorded as a debt discount and amortized to interest expense in the Consolidated Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense in the Consolidated Statements of Operations, over the life of the underlying debt instrument.

Revenue Recognition and Concentrations

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers” to recognize revenues from the sale of agricultural biotechnology products to distributors and customers. There was no cumulative effect of adopting ASC 606.

Pursuant to ASC 606, we recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration or payment the Company expects to be entitled to receive in exchange for those goods or services. Our revenue is recognized by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit or financial information pertaining to the customer. If a contract includes multiple promised goods or services, we apply judgment to determine whether the promised goods or services are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. We determine the transaction price based on the consideration which we will be entitled to receive in exchange for transferring goods or services to our customer. We recognize revenue at the time that the related performance obligation is satisfied by transferring the promised goods or services to our customer.

Revenue for agricultural biotechnology products is recognized when title to the product is transferred which may be upon shipment to or receipt by the customer of the product.

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

The Company determined that no reserve for estimated product returns and allowances was necessary during the three and six months ended June 30, 2019 and 2018.

During the three and six months ended June 30, 2019, one customer accounted for 0% and 87% of net sales, respectively. During the three and six months ended June 30, 2018, one customer accounted for 68% of net sales.

Cost of Sales

Cost of sales represents costs directly related to the production, manufacturing and freight-in of the Company’s product inventory purchased from third-party manufacturers as well as royalty expense and any declines in inventory values.

Research and Development

Research and development costs are charged to expense as incurred.

For the three and six months ended June 30, 2019, the Company recognized $63,891 and $64,962 in research and development costs in the consolidated statements of operations.

For the three and six months ended June 30, 2018, the Company recognized $16,710 and $101,451 in research and development costs in the consolidated statements of operations.

Warranty Expense

The Company's distribution agreements provide for a warranty on products sold. Sales under such distribution agreements have been nominal during the three and six months ended 2019 and 2018, respectively.

A provision for estimated future warranty costs is to be recorded as a component or cost of sales when products are shipped, and warranty costs are to be based on historical trends in warranty charges as a percentage of gross product shipments. A resulting accrual is to be reviewed regularly, and periodically adjusted to reflect changes in warranty cost estimates. There has been no related warranty expense accrued during the three and six months ended June 30, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2019, and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and six months ended June 30, 2019 and 2018.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $8,794 and $0 in marketing and advertising costs during the three months ended June 30, 2019 and 2018, respectively and $44,904 and $1,897 in marketing and advertising costs during the six months ended June 30, 2019 and 2018, respectively, which is included in general and administrative expense in the accompanying consolidated statements of operations.

Accounting for Leases

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company’s adoption January 1, 2019 did not have a material impact on the consolidated financial statements.

The Company leases its office, building and laboratory space under separate short term leases (month-to-month) with no long term commitment.  The Company has no capitalizable right of use assets or liabilities.

The Company incurred rent expense of $117,432 and $106,900 for the six months ended June 30, 2019 and 2018, respectively.  These amounts are included as a component of general and administrative expenses.

Stock-Based Compensation

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. The expense resulting from employee and share-based payments is recorded in general and administrative expense in the three and six months ended June 30, 2019 and 2018.

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

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable.

The following potentially dilutive equity securities outstanding as of June 30, 2019 and 2018 were not included in the computation of diluted loss per common share because the effect would have been anti-dilutive:

	June 30, 2019	June 30, 2018

Convertible notes payable (exercise price $0.59 - $2/share)	8,124,861	1,487,291
Warrants (exercisable - $0.50 - $6/share)	19,603,785	12,145,665
Stock options (vested - $1.25 - $3/share)	1,685,000	1,880,000
Total common stock equivalents	29,413,646	15,512,956

Two of the convertible notes payable contain exercise prices that have a discount to market equal to 65% of the market price (See Note 4(D)).  As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

Investments

We have an equity investment in a privately held entity. We account for investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. All investments were carried at a zero value as of June 30, 2019 and December 31, 2018 (See Note 5).

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

Management has considered all recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the company’s financial statements.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	June 30, 2019	December 31, 2018	Lives (Years)

Furniture and equipment	$151,796	$151,796	3	-	10
Leasehold improvements	7,593	7,593		10
	159,389	159,389
Accumulated depreciation	(85,983)	(73,866)
Total propery and equipment - net	$73,406	$85,523

Depreciation expense for the three months ended June 30, 2019 and 2018 was $5,786 and $6,190, respectively.

Depreciation expense for the six months ended June 30, 2019 and 2018 was $12,117 and $12,425, respectively.

Depreciation expense is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Debt

The Company has various debt arrangements with third parties and related parties. The following represents a summary of the Company’s debt, key terms and outstanding balances at June 30, 2019 and December 31, 2018, respectively:

A.	Series A and B Convertible Notes Payable, Convertible Notes Payable – Related Parties and Warrants

Series A and B Debt

In May 2019, the Company offered new convertible notes to its existing debt holders. Under the terms of the arrangement, all debt holders could exchange their outstanding debt and accrued and unpaid interest for new 10% Series A Secured Convertible Promissory Notes (“Series A Note”). The Company did not receive additional cash proceeds upon conversion of the existing debt into Series A Notes. The amount of existing debt and related accrued interest converted into Series A Notes was $6,029,275. The transaction was accounted for as a debt extinguishment and the Company recorded a loss on debt extinguishment of approximately $650,000. The loss on debt extinguishment has been included as a component of interest expense in the accompanying consolidated statements of operations. Upon conversion, Series A Note holders, at their option, could exchange up to fifty percent (50%) of their Series A Notes as partial consideration paid for a 12% Series B Secured Convertible Promissory Notes (“Series B Note”), by matching the amount of Series A Notes converted with an equal amount in cash.

In connection with the Series B round, the Company recognized gross proceeds of $3,062,427.  The Company also paid related commissions totaling $99,645 (accounted for as a debt discount), resulting in net proceeds of $2,962,782.

Series A and B Warrants

In connection with the Series A and B rounds, debt holders also received fully vested, non-forfeitable warrants.

The Company issued a total of 9,499,600 warrants (See Note 6). Of the total, 3,045,600 were for Series A in exchange for the same quantity of existing warrants held by the debt holders related to the old debt with additional warrants being issued for the capitalized interest, and 6,454,000 were for newly issued Series B debt. Of the Series A warrants, 2,548,200 were issued to related parties, and of the of the Series B warrants, 5,421,400 were issued to related parties.

Under Series A and B, the warrants are exercisable for three (3) years, at $1/share through April 1, 2020, and then, for the Series B warrants, the exercise price is reduced to $0.50 for any warrants exercised after April 1, 2020.  No such exercises have occurred either before of after April 1, 2020, in relation to Series A or B debt holders and their related warrants.

All relative fair values for warrants issued in connection with Series A and B are treated as a debt discount, computed based on a Black-Scholes option pricing model.

The inputs used to compute the fair value of the warrants of which the relative fair values are based were as follows:

Exercise price	$1

Expected term (in years)	3

Expected volatility	103%

Expected dividends	0%

Risk free interest rate	2.3%

Series A Debt Summary:

	Series A, 10%	Series A, 10%
	Convertible Notes	Convertible Notes
Terms	Related Parties	Third Parties

Issuance dates of notes	May 2019	May 2019
Term (in years)	3	3
Maturity dates	May 2022	May 2022
Interest rate	10%	10%
Collateral (Series A is subordinated to Series B)	All assets	All assets
Conversion price	$2	$2
Prepayment penalty (P&I)	None	None

Note Date	May 2019	May 2019	Total

Principal	$2,548,200	$621,300	$3,169,500

Quantity of warrants	2,548,200	497,400	3,045,600
Warrants/Fees - debt discount (Black-Scholes)	$1,510,487	$298,561	$1,809,048

Balance - December 31, 2018	$-	$-	$-
Conversion from prior debt into Series A	4,889,001	850,000	5,739,001
Conversion of accrued interest into Series A	127,480	162,794	290,274
Conversion of deferred revenue into Series A	206,800	-	206,800
Conversion from Series A into Series B	(2,675,079)	(391,494)	(3,066,573)
Warrant debt discount recorded for new notes	(1,510,487)	(298,561)	(1,809,048)
Amortization of debt discount	78,869	16,373	95,242
Balance - June 30, 2019	$1,116,584	$339,112	$1,455,696

Series B Debt Summary:

	Series B, 12%	Series B, 12%
	Convertible Notes	Convertible Notes
Terms	Related Parties	Third Parties

Issuance dates of notes	May 2019	May 2019
Term (in years)	3	3
Maturity dates	May 2022	May 2022
Interest rate	12%	12%
Collateral (Series A is subordinated to Series B)	All assets	All assets
Conversion price	$1	$1
Prepayment penalty (P&I)	None	None

Note Date	May 2019	May 2019	Total

Principal	$5,096,400	$1,032,600	$6,129,000

Quantity of warrants	5,421,400	1,032,600	6,454,000
Warrants/Fees - debt discount (Black-Scholes)	$3,184,793	$645,289	$3,830,082

Balance - December 31, 2018	$-	$-	$-
Proceeds	2,299,927	762,500	3,062,427
Conversion from Series A into Series B	2,796,473	270,100	3,066,573
Warrant and BCF debt discount recorded for new notes	(5,096,400)	(1,032,600)	(6,129,000)
Amortization of debt discount	266,104	56,013	322,117
Balance - June 30, 2019	$266,104	$56,013	$322,117

B.	Notes Payable

Terms	Note Payable	Note Payable	Note Payable

Issuance dates of notes	December 2017	January 2018	March 2019
Term (in years)	2	2	None
Maturity dates	December 2019	January 2020	Due on Demand
Interest rate	10%	10	None
Collateral	Unsecured	Unsecured	Unsecured

Note Date	December 2017	January 2018	March 2019	Total

Principal	$200,000	$100,000	$100,000	$400,000

Quantity of warrants	50,000	10,000	-	60,000
Warrants/Fees - debt discount (Black-Scholes)	$18,652	$7,124	$-	$25,776

Balance - December 31, 2017	$181,348	$-	$-	$181,348
Proceeds	-	100,000	-	100,000
Debt discount recorded for new notes	-	(7,124)	-	(7,124)
Amortization of debt discount	9,760	3,387	-	13,147
Balance - December 31, 2018	191,108	96,263	-	287,371
Proceeds	-	-	50,000	50,000
Repayments	-	-	(50,000)	(50,000)
Amortization of debt discount	8,892	3,737	-	12,629
Conversion to Series A, 10%, convertible notes payable	(200,000)	(100,000)	-	(300,000)
Balance - June 30, 2019	$-	$-	$-	$-

C.	Notes Payable – Related Parties

	Notes Payable				Notes Payable			Notes Payable
Terms	Related Parties				Related Parties			Related Parties

Issuance dates notes	August 2017	-	October 2017		January 2018	-	May 2018	April 2019
Term (in years)		2				2		None
Maturity dates	July 2020				March 2018	-	May 2020	Due on Demand
Interest rate		10%		%		10%		None
Collateral	Unsecured				Unsecured			Unsecured

Note Date	August 2017 - October 2017		January 2018 - May 2018	April 2019	Total

Principal	$1,100,000		$1,300,001	$789,000	$3,189,001

Quantity of warrants	110,000		75,000	325,000	510,000
Warrants/Fees - debt discount (Black-Scholes)	$112,830		$125,433	$185,629	$423,892

Balance - December 31, 2017	$1,002,204		$-	$-	$1,002,204
Proceeds	-		1,300,001	-	1,300,001
Debt discount recorded for new notes	-		(125,433)	-	(125,433)
Amortization of debt discount	56,417		69,053	-	125,470
Repayments			(300,000)	-	(300,000)
Balance - December 31, 2018	1,058,621		943,621	-	2,002,242
Proceeds	-		-	789,000	789,000
Warrant debt discount recorded for new notes	-		-	(185,629)	(185,629)
Amortization of debt discount	40,593		56,380	185,629	282,602
Conversion to Series A, 10%, convertible notes payable	(1,000,000)		(1,000,001)	(789,000)	(2,789,001)
Balance - June 30, 2019	$99,214	*	$-	$-	$99,214

* Amount was repaid in August 2019.

D.	Convertible Notes Payable and Derivative Liability

	Convertible	Convertible Note	Convertible Note
Terms	Notes	(Derivative Liability)	(Derivative Liability)

Issuance dates of notes	July 2018	December 2018	January 2019
Term	2 years	9 months	8 months
Maturity dates	July 2020	September 2019	September 2019
Interest rate	10%	8%	8%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	$3	Lower of $3 or 65% of market price	Lower of $3 or 65% of market price

Note Date	July 2018	December 2018		January 2019		Total

Principal	$550,000	$136,000		$104,500		$790,500

Quantity of warrants	550,000	100,000		100,000		750,000
Warrants/Fees - debt discount (Black-Scholes)	$244,549	$136,000		$94,500		$475,049

Balance - December 31, 2017	$-	$-		$-		$-
Proceeds	550,000	136,000		-		686,000
Debt discount recorded for new notes	(244,549)	(136,000)		-		(380,549)
Amortization of debt discount	51,343	8,947		-		60,290
Balance - December 31, 2018	356,794	8,947		-		365,741
Proceeds	-	-		94,500		94,500
Debt discount recorded for new notes	-	-		(94,500)		(94,500)
Amortization of debt discount	193,206	85,856		56,700		335,762
Conversion to Series A, 10%, convertible notes payable	(550,000)	-		-		(550,000)
Balance - June 30, 2019	$-	$94,803	*	$56,700	**	$151,503

Penalty classified as additional interest expense	$-	$-		$10,000		$10,000

* Amount was repaid in September 2019.
** Amount was repaid in October 2019.

Derivative Liability

The above convertible notes for December 2018 and January 2019 contained an embedded conversion option with a conversion price that could result in issuing an undeterminable amount of future shares.  Accordingly, the embedded conversion option is required to be bifurcated from the host instrument (convertible note) and treated as liabilities, which are calculated at fair value, and marked to market at each reporting period.

The Company used the Monte Carlo simulation to estimate the fair value of its embedded conversion option liabilities with the following inputs:

	Commitment Date	Remeasurement Date	Remeasurement Date

Convertible Note Date	December 11, 2018	December 31, 2018	June 30, 2019
Maturity date	August 11, 2019	August 11, 2019	August 11, 2019

Expected term (years)	0.67	0.61	0.12
Expected volatility	117%	149%	138%
Expected dividends	0%	0%	0%
Risk free interest rate	2.56%	2.63%	2.18%

Fair value	$125,000	$114,000	$126,000

	Commitment Date	Remeasurement Date

Convertible Note Date	January 14, 2019	June 30, 2019
Maturity date	October 14, 2019	October 14, 2019

Expected term (years)	0.75	0.29
Expected volatility	130%	150%
Expected dividends	0%	0%
Risk free interest rate	2.55%	2.12%

Fair value	$89,000	$90,000

The following is a summary of the Company’s derivative liabilities for the six months ended June 30, 2019 and the year ended December 31, 2018:

Convertible Note Date	December 11, 2018	January 14, 2019	Total

Derivative liability - December 31, 2017	$-	$-	$-
Fair value at commitment date	125,000	-	125,000
Fair value mark to market adjustment	(11,000)	-	(11,000)
Derivative liability - December 31, 2018	114,000	-	114,000
Fair value at commitment date	-	89,000	89,000
Fair value mark to market adjustment	12,000	1,000	13,000
Derivative liability - June 30, 2019	$126,000	$90,000	$216,000

 The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. Liabilities measured at fair value on a recurring basis consisted of the following at June 30, 2019 and December 31, 2018:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$216,000	$-	$-	$216,000

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$114,000	$-	$-	$114,000

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is noted above for the six months ended June 30, 2019 and the year ended December 31, 2018.

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying Consolidated Statements of Operations.

E.	Convertible Notes Payable – Related Parties

	Convertible	Convertible
	Note Payable	Notes Payable
Terms	Related Party	Related Parties

Issuance dates of notes	July 2015	June 2018	-	December 2018
Term (in years)	2		2
Maturity dates	July 2019	June 2020	-	December 2020
Interest rate	8.5%	10%	-	12%
Collateral	Unsecured	Unsecured
Conversion price	$1.25	$3

Note Date	July 2015	June 2018 - December 2018	Total

Principal	$500,000	$1,600,000	$2,100,000

Quantity of warrants	350,000	1,500,000	1,850,000
Warrants/Fees - debt discount (Black-Scholes)	$227,258	$666,638	$893,896

Balance - December 31, 2017	$500,000	$-	$500,000
Proceeds	-	1,600,000	1,600,000
Debt discount recorded for new notes	-	(666,638)	(666,638)
Amortization of debt discount	-	165,287	165,287
Balance - December 31, 2018	500,000	1,098,649	1,598,649
Amortization of debt discount	-	501,351	501,351
Conversion to Series A, 10%, convertible notes payable	(500,000)	(1,600,000)	(2,100,000)
Balance - June 30, 2019	$-	$-	$-

F.	Insurance Financing Liability

The Company has an outstanding note payable for financing corporate insurance premiums. The note carries a rate of interest of 8.75% and is due in November 2019. The note calls for eleven payments of $21,254. The balance at June 30, 2019 and December 31, 2018 was $105,025 and $223,482, respectively.

Note 5 – Commitments and Contingencies

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

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”). Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company provides funding and reimbursement for the costs incurred by NASA ARC under the SAA, and owns any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750 in fiscal 2016, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. For the three and six month ended June 30, 2019 and 2018, there have been no amounts expensed to research and development expense pursuant to the SAA.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Equity Transactions for the Six Months Ended June 30, 2019

Stock Issued for Services

The Company issued 70,000 shares of common stock for services rendered, having a fair value of $124,950 ($1.78 - $1.80/share), based upon the quoted closing trading price of the Company’s common stock, which was expensed during the six months ended June 30, 2019.

Stock Issued Upon Cashless Exercise of Warrants

The Company issued 306,195 shares of common stock upon the cashless exercise of 475,500 warrants.  The transaction was accounted for at par value $306 ($0.001/share) with a net effect on equity of $0.

Stock Issued for Loan Costs

In March 2019, a shareholder loaned the Company $50,000.  The loan was non-interest bearing, unsecured and due on demand. The loan was repaid in April 2019.  As consideration for the loan, the Company paid 2,000 shares of common stock, having a fair value of $3,608 ($1.80/share).  Fair value is based upon the quoted closing trading price of the Company’s common stock.

Cancellation and Return of Shares from Former Related Party

In April 2019, the Company entered into an agreement with its former Chief Science Officer and former Board Director, whereby the Company would assign certain intellectual property (expensed in prior years, and which the Company no longer intended to pursue) in exchange for the return of 2,000,000 shares of common stock. The transaction was accounted for at par value $2,000 ($0.001/share) with a net effect on equity of $0.

Warrants Issued for Services

The Company granted warrants to purchase 105,000 common shares for services rendered, having a fair value of $138,812, which were expensed during the six months ended June 30, 2019. Fair value is based upon the use of a Black-Scholes option pricing model.  Inputs used ranged as follows:

Exercise price		$3/share
Expected term (in years)	3	-	5
Expected volatility	102%	-	103%
Expected dividends		0%
Risk free interest rate	1.76%	-	2.49%

Warrant activity for the Six Months Ended June 30, 2019 and the Year Ended December 31, 2018 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2017	10,738,595	$1.86	2.81	$23,947,175
Granted	2,732,490	1.46
Exercised	(718,400)	0.50
Cancelled/Forfeited	-	-
Outstanding and exercisable - December 31, 2018	12,752,685	$1.85	2.02	$4,613,125

Outstanding and exercisable - December 31, 2018	12,752,685	$1.85	2.02	$4,613,125
Granted	9,704,600	1.03
Exercised	(475,500)	0.50
Cancelled/Forfeited	(2,378,000)	1.16
Outstanding and exercisable - June 30, 2019	19,603,785	$1.56	2.34	$686,800

Of the total 9,704,600 warrants granted during the six months ended June 30, 2019; 9,499,600 warrants were issued with the Series A and B Debt Financings; all of these warrants were treated as a debt discount (See Note 4(A)). The remaining 205,000 warrants were issued with debt (100,000 – see Note 4(D)) and for services rendered (105,000 – see above).

Stock Options Issued for Services

During November 2015, the Company adopted the Company’s 2015 Incentive Plan (the “Plan"). The Plan provides stock based compensation to employees, directors, and consultants. The Company has reserved 4,000,000 shares under the Plan.

In May 2019, the Company issued 100,000 options for services to be rendered.  The options vest after one (1) year of service.  The options have a grant date fair value of $84,244, based upon the use of a Black-Scholes option pricing model.  Inputs used were as follows:

Exercise price	$3/share
Expected term (in years)	5
Expected volatility	103%
Expected dividends	0%
Risk free interest rate	1.93%

The Company recognized compensation expense of $7,020 in connection with the options granted in 2019 and an additional $2,597 related to the vesting of prior year stock option grants for total stock based compensation of $9,617 recognized in 2019.

Stock option transactions under the Company’s plans as of June 30, 2019 and the year ended December 31, 2018 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2017	3,165,000	$1.49	8.50	$192,850	$-
Exercisable - December 31, 2017	2,750,000	$1.27	8.20	$192,850	$-
Granted	50,000	$3.00			$0.77
Exercised	-	$-
Cancelled/Forfeited	(1,630,000)	$-
Outstanding - December 31, 2018	1,585,000	$1.70	7.63	$587,500
Vested and Exercisable - December 31, 2018	1,535,000	$1.66	7.58	$587,500
Unvested and non-exercisable - December 31, 2018	50,000	$3.00	9.23	$-

Outstanding - December 31, 2018	1,585,000	$1.70	7.63	$587,500
Vested and Exercisable - December 31, 2018	1,535,000	$1.66	7.58	$587,500
Unvested and non-exercisable - December 31, 2018	50,000	$3.00	9.23	$-
Granted	100,000	$3.00			$0.84
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - June 30, 2019	1,685,000	$1.78	7.30	$-	$-
Vested and Exercisable - June 30, 2019	1,593,333	$1.71	7.15	$-	$-
Unvested and non-exercisable - June 30, 2019	91,667	$3.00	9.92	$-	$-

Compensation expense recorded for stock-based compensation for the Six Months Ended June 30, 2019 and 2018 is as follows:

2019	2018

$9,617	$146,277

As of June 30, 2019, compensation cost related to the unvested options not yet recognized was as follows:

$77,224

Weighted average period in which compensation will vest (years)	0.84	(Expected to be recognized through May 2020)

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company issued fully vested, non-forfeitable warrants to purchase 120,000 common shares at an exercise price of $3.00 per common share to employees for services.

Subsequent to June 30, 2019, the Company issued fully vested, non-forfeitable warrants to purchase 358,500 common shares at exercise prices of $1.50 to $3.00 per common share to consultants for services. The term of the warrants ranges from one to five years.

Subsequent to June 30, 2019, the Company issued 10 year stock incentive plan options to employees to purchase 190,000 shares of common stock, of which 40,000 options were issued at an exercise price of $2.00 per common share and 150,000 options were issued at an exercise price of $1.50 per common share.

Subsequent to June 30, 2019, the Company issued 262,500 shares of common stock to consultants for services.

Subsequent to June 30, 2019, certain consultants and former employees exercised 263,000 warrants in a cashless exercise resulting in the issuance of 146,248 shares of the Company’s common stock.

Subsequent to June 30, 2019, the Company paid $100,000 of related party notes payable and $230,500 of convertible notes payable.

During October 2019, the Company commenced an offering up to $5,000,000 of 10%, Series C Convertible Secured Promissory Notes (the “Series C Notes”) with an initial closing date of December 31, 2019, which was extended for an additional ninety day period. The Series C Notes bear interest at a ten percent (10%) annual rate, payable quarterly in arrears, with the first interest payment due January 15, 2020 and subsequent interest payments due on the fifteenth (15th) day after the end of each calendar quarter thereafter. Interest will be paid in shares of the Company’s common stock at $2.00 per share. The Series C Notes mature 2 years from the closing date. The Series C Notes are convertible into the Company’s common stock at $2.00 per share.

Commencing on the one (1) year anniversary of the issuance of the Series C Notes and ending eleven (11) months thereafter (i.e. one month prior to the Maturity Date), the Company may at any time upon thirty (30) days prior written notice repurchase any or all outstanding Series C Notes without penalty or premium, provided that the holder may convert the Series C Note prior to the end of the 30 day written notice by the Company of its intent to repurchase the Series C Notes, Notice Period.

The Series C Notes are secured by all assets of the Company and its subsidiaries and are subordinate to the security interest granted to holders of the Series A Notes and Series B Notes previously issued by the Company. The Series C Notes are subject to certain covenants and other provisions customary for a transaction of this nature. The Company received $300,000 in proceeds pursuant to the issuance of these Series C Notes and incurred no broker fees.

During the first quarter of 2020, the Company furloughed all employees with the exception of three executive officers. During the second quarter of 2020, the Company began to remove from furlough certain employees that are key to the Company’s operations. The Company incurred payroll liabilities to employees during the first quarter of 2020, of which approximately $190,000 currently remains unpaid.

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

Subsequent to June 30, 2019, the Company commenced an additional exchange offering of its 10% Series A Convertible Secured Promissory Notes whereby the Noteholders could elect to exchange their existing Series A Notes plus accrued and unpaid interest at the date of exchange for 12% Series B Convertible Secured Promissory Notes by agreeing to an additional investment equal to the amount of Series A Notes exchanged. The Series B Notes have a three-year term and include a conversion option whereby the Noteholder has the option to convert unpaid principal and interest into the Company’s common stock at $1.00 per share. The Company received gross proceeds of $1,240,430 during the period June – August 2020 and paid broker fees of $41,617.

On August 5, 2020, the Company received $18,200 pursuant to a thirty year unsecured promissory note through the U.S. Small Business Administration’s Disaster Assistance Program. The note bears interest of 3.75% per annum with repayment beginning in the twelfth month following the date of the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OperationS

Overview

Zero Gravity Solutions, Inc., a Nevada corporation (the “Company” or “ZGSI”), is an agricultural-based biotechnology company focused on commercializing technology derived from, and designed for, long term spaceflight and planetary colonization with significant applications to agriculture on earth. The Company’s technology is focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including climate change stress and soil degradation threats to agricultural production and the increasing inability to feed the world’s rapidly growing population. The Company’s business model is focused on its primary technology, BAM-FX®, which is a cost effective, ionic delivery platform and stimulant for plants that promotes the delivery of minerals and micronutrients systemically. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are conducted by our wholly-owned subsidiary, BAM Agricultural Solutions, Inc. (“BAM”), and our 98% owned subsidiary, Specialty Agricultural Solutions, Inc. (“SASI”). BAM oversees BAM-FX®’s commercial introduction and business development through product trials and validation with crop growers and distributors that have established business networks in agricultural markets, manufacturing, sales and agronomy support. In addition, BAM manages the introduction of Gardener’s Choice®, a ready to use product for the home and garden retail markets. Gardener’s Choice® has been registered for sale in all domestic states. SASI, which was incorporated in 2018, supports introducing a commercial product for sale to legal cannabis and hemp grow operations. Another subsidiary of the Company, Zero Gravity Life Sciences Inc. (“ZGLS”), was originally formed for space research projects, life science applications of our technology and conducting research on future BAM product lines. ZGLS is currently inactive.

The Company is focused on revenue generation through the sale of BAM-FX® in domestic and international agricultural markets. BAM-FX® is licensed in and registered for sale as a fertilizer application in all fifty (50) domestic states and has been approved for import and commercial sales in Chile, Paraguay, Colombia, Brazil, and China. The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in Philippines and India. Pursuant to a license and business development agreement with Agro Space Tech SA de CV de RV, the Company is providing technical assistance to obtain approval in Mexico. Country specific commercial operations are only undertaken with a qualified local business partner having existing in-country business relationships. Our business relationships are formed either through a license or a distribution agreement.

The Company began domestic product trials on multiple crops in laboratory and academic settings as well as in field applications on grower/end-user crops during 2014 and expanded field applications with those and additional trial participants in subsequent years. These basic trials showed yield, nutritional value and biomass improvements for crops treated. The Company also noted an early indication of a curative response to fungal, bacterial, and viral plant diseases. We continue to use trials to increase our understanding of the mode of action, application rates and protocols for our product and validate product efficacy. These trials are critical in both market and product development efforts. During the past five years, the Company increasingly focused on obtaining third-party validation, through studies with academic institutions and in accordance with the Company’s Reimbursable Space Act Agreement with the National Aeronautics and Space Administration Ames Research Center.

The agricultural industry is known to adopt new technology slowly. The Company believes that slow adoption and sales results is due to the Company’s inability to sufficiently differentiate its product from other products making similar claims. Additionally, in a number of row crops, the product, combined with application costs, has not resulted in sufficient grower return, especially in those crops whose ex-farm pricing is low. Therefore, the Company targeted high value crops including grape, avocado, citrus, berry, and hemp and for specific validation trials during 2019. Based upon BAM-FX®’s performance in these trials, the Company expects to focus business development efforts in these high value crops during 2020 and 2021.

During 2017, we began to develop a ready to use, home and garden product, Gardener’s Choice®, for retail markets. Independent third parties successfully tested Gardener’s Choice® for plant performance and consumer safety during 2018. During the fourth quarter of 2017, the Company showcased the product concept at a home and garden trade show and generated interest from prospective purchasers. During 2018, through an independent sales team, the Company introduced Gardener’s Choice® directly to Ace Hardware retailers at their annual trade show and expanded product introduction to a number of other big box retailers during 2019. We have received positive feedback from retailers. However, we secured limited purchase commitments during the first and second quarters of 2019, the time of the year during which retailers purchase and display product for the outdoor home and garden season.

The Company had limited resources to allocate to business development and promotion of Gardener’s Choice® during the fourth quarter 2018 through May of 2019. We believe that Gardener’s Choice® sales were nominal through the second quarter of 2019 due to it being a new product, a lack of regional focus and the Company’s resource constraints to provide the product support, training and promotion campaigns required by retailers to generate store product sales during the spring home and garden season. We were not able differentiate the benefits of Gardener’s Choice® to the consumer at the retail level from other well-known competitive products and therefore, we did not generate product reorders.

During the second quarter 2019, the Company hired a Vice President of Business Development and added two independent commissioned sales representatives to promote and sell BAM-FX® to growers in the Midwest and southern states. The Company’s objectives were to build brand name recognition while demonstrating BAM-FX® crop benefits and develop grower relationships into purchase commitments. The program consisted of three steps: (i) apply BAM-FX® on select acreage; (ii) quantify results at harvest; and (iii) based on performance, request reimbursement for the product used with a commitment to purchase during the next planting cycle. Growers in Colorado, Kansas, Illinois, and Texas participated.

Anecdotal results of in-field trails, which became available in the later part of the third and into the fourth quarter of 2019, were mixed or inconclusive. The program started late and therefore, we missed early crop applications, which we believe would have been more beneficial for the crop during the growing season. Abnormal wet weather conditions and flooding in Illinois led to the U.S. Department of Agriculture designating 102 counties as primary disaster areas on August 14, 2019.  A number of Illinois growers declined or discontinued trials due to poor weather conditions and continued prior farming practices with which they were comfortable. The Company saw positive results in a Colorado corn trial. However, hail damaged both control and trial plots mid-season and therefore, yield results were compromised. The Company analyzed the growers’ soil as part of the program and found nutrient deficiencies, specifically in Texas, that the growers decided not to address, thereby negatively impacting yields on both control and trial crops. Due to the expense of monitoring the growers’ progress, the Company did not have the personnel or financial resources to monitor and provide guidance to the growers during the growing season. Although the Company received interest from a number of growers to continue trials in the next growing cycle, the Company generated nominal program sales.

To support commercialization and sales, the Company employs or contracts certified crop advisors and agronomists for the technical requirements of product introduction and applications domestically and internationally.

The Company continues to develop technical relationships to validate the science incorporated in BAM-FX® and identify additional commercial markets and licensing opportunities for the product. The majority of this work was performed during 2019 by Iowa State University on the efficacy of a granular product and new product formulations, Colusa County Farms on tomato and Nurture Earth Research and Development Pvt. Ltd. in India to identify scientific bio-markers showing product efficacy and application timing. We received results of third party tests during the first quarter of 2020.

Results of trials on our dry formulation showed a combination of yield improvement and the plant’s ability to cope with diseases. Two trials were conducted in India, both in pomegranate. The first trial was conducted in February and March of 2019 on fifteen trees in an orchard of 550 trees infected with bacterial blight. Bacterial blight can reduce yields up to 90%. There is no known cure for bacterial blight. After two foliar applications of our dry formulation diluted in water, the treated trees began to shed damaged foliage, grow new leaves, and produce undamaged fruit. The trees showed signs of recovery and fruit damage was controlled. The second trial, also conducted in India, compared yields against a control group. 3,500 trees were treated with foliar applications in April and May 2019 against a control group of 500 trees. Treated trees compared to non-treated trees produced a 27% increase in yield at harvest.

During April and May 2019, the Company treated, with a foliar application, fifteen olive trees in California that were infected with Xylella fastidiosa. Xylella is a plant pathogen. Infected trees become less productive and decline progressively. Tree leaf and tissue samples were collected prior to and subsequent to the foliar application and submitted to an independent third party laboratory for analysis. The laboratory report showed no Xylella was present in the tissue samples taken from the treated trees.

Based on the data from these trials and previous positive results, including pigeon pea germination trials, the Company filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”) on August 28, 2019, titled Plant Priming Compositions and Methods of Use Thereof, U.S. Patent Application Number 62/893,028. The provisional patent application establishes a starting point in the intellectual property protection process with the USPTO. The Company subsequently submitted its full patent application and was notified by the USPTO on August 28, 2020 that the patent application was received.

The Company’s product development plan for the remainder of 2019 included refining our analysis of plant bio-markers to identify those bio-markers that show that our product has induced priming and testing the efficacy of a granular form of BAM-FX®.

Priming is a natural defense response of a plant to a stress caused by insects or pathogens. Our trials have shown our product elicits a priming response, enabling a plant to prepare itself against insect or pathogen stresses. We believe the identification of these bio-markers will provide us a precise tool for optimal product application timing and dosage.

The Company manufactures its product in a manufacturing facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. Our manufacturing plant manager is an experienced biochemical engineer. We have made limited quantities of granular product using a batch process for research purposes and plan to identify equipment and manufacturing requirements for commercial scale operations when testing and registration requirements for the granular product are complete. Given adequate resources, we believe testing and registration could be completed during the second quarter of 2021.

Although we have started and realized nominal product sales, we anticipate that in the near term, ongoing expenses, including product development, manufacturing process improvement, corporate administration and technical product support, will be funded primarily by proceeds from sales of our securities and issuance of debt.

We have generated nominal sales from our operations thus far. We believe with the financial ability to promote and market, in addition to easing COVID-19 commerce restrictions, product sales could begin during the first quarter of 2021 primarily from direct sales to end users and international distributor purchases.

We cannot, however, guarantee we will be successful in generating significant sales or in the execution of our business strategy. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must raise additional capital to execute our business plan and realize revenues expected.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers. During the first quarter of 2020, the Company furloughed all employees other than three executive officers due to the COVID-19 impact on its operation capability. Beginning in the second quarter of 2020, the Company began to remove certain employees from furlough that are key to ongoing operations. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company has experienced product shipment delays due to import restrictions imposed by countries in which the Company had customer purchase commitments. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for product and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

Critical Accounting Policies and Estimates

Our discussion and analysis of our unaudited consolidated financial condition and unaudited consolidated results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 2:  Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements contains a description of the accounting policies used in the preparation of our unaudited condensed consolidated financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We define a critical accounting policy or estimate as one that is both important to our consolidated financial condition and consolidated results of operations and requires us to make difficult, subjective, or complex judgments or estimates about matters that are uncertain. We believe that the following are the critical accounting policies and estimates used in the preparation of our unaudited condensed Consolidated Financial Statements. In addition, there are other items within our unaudited condensed Consolidated Financial Statements that require estimates but are not deemed critical as defined in this paragraph.

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

Going Concern

We adopted FASB ASU No. 2014-15, Presentation of Financial Statements- Going Concern, during the first quarter of 2016.  This standard defines management’s responsibility to evaluate conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable.  Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements. We have concluded that there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, but do not include any adjustments that might result if we were unable to do so.

Employee Stock-Based Compensation and Share-Based payment to non-employees

We measure employee and non-employee compensation expense for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.

We use the Black-Scholes option-pricing model to determine the fair value for stock option awards and recognize compensation expense on a straight-line basis over the awards’ vesting periods for employees and over the service period for non-employees. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. In valuing our options, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates, of the options.

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

Results of Operations

For the three months ended	June 30,	June 30,
	2019	2018	$ Change	% Change

Sales	$4,923	$29,600	$(24,668)	(83.3)%

Cost of Sales	6,327	4,727	1,600	33.8%

Gross Profit (Loss)	(1,404)	24,873	(26,277)	(105.6)%
Operating Expenses	1,051,775	1,177,535	(125,760)	(10.7)%

Loss from Operations	(1,053,179)	(1,152,662)	(99,483)	(8.6)%

Other Expense, net	(1,567,049)	(121,723)	1,445,326	1,187.4%
Non-controlling interest	283	--	283	--%
Net Loss	$(2,619,945)	$(1,274,385)	$(1,345,560)	105.6%

Net loss per share - basic and diluted	$(0.07)	$(0.03)	$(0.04)	133.3%

Sales for the three months ended June 30, 2019 was $4,923, a decrease of $24,668 or 83.3% over $29,600 for the three months ended June 30, 2018. The decrease in Sales was primarily due to a $22,500 sale to a startup agricultural product distributor during the three months ended June 30, 2018, which did not reoccur during the three months ended June 30, 2019 due to changes in their business. Sales are generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX® to their crops. During the three months ended June 30, 2019, $3,600 of Sales includes the sale of ready to use retail product, Gardener’s Choice®, introduced to a national brand hardware store’s franchisees.

For the three months ended June 30, 2019, Cost of Sales was $6,327, an increase of $1,600 or 33.8% over $4,727 for the three months ended June 30, 2018. The increase in Cost of Sales was directly related to a write off of inventory of $4,003 during the three months ended June 30, 2019. During 2019, the Company reduced the acid content of its product and discontinued the sale of previously manufactured product remaining in inventory.

Operating Expenses for the three months ended June 30, 2019 was $1,051,775, a decrease of $125,760 or 10.7% over $1,177,535 for the three months ended June 30, 2018. The decrease in Operating Expenses was primarily due to a decrease in salaries and related employee benefits and payroll tax expense of $228,051 resulting from headcount reductions, a decrease in non-cash equity compensation paid to consultants, board members and employees of $123,771 and a decrease in consulting expense of $12,033. These decreases were offset primarily by an increase in legal fees of $99,909 related to an intellectual property settlement agreement with our former Chief Science Officer, an increase in research and development expense of $47,181, an increase in accounting fees for temporary help of $32,052, an increase in advertising and promotion of $17,794, an increase in product marketing shipping expense of $12,775 and an increase in web site expense.

Other Expense, net for the three months ended June 30, 2019 was $1,567,049, an increase of $1,445,326 or 1,187.4% over $121,723 for the three months ended June 30, 2018. The increase in Other Expense was primarily due to an increase in accretion of debt discount of $1,287,548 from $49,320 for the three months ended June 30, 2018 to $1,336,868 for the three months ended June 30, 2019. Accretion of debt discount was due to the Company’s debt restructuring whereby certain debt and accrued interest as of April 30, 2019 was exchanged for Series A Notes and for certain participating Series A Noteholders, the issuance of Series B Notes for additional capital. Accretion of debt discount attributed to the retired debt was $840,320. In addition, interest expense increased by $172,778 due to an increase in the Company’s debt with higher interest rate terms.

Net Loss for the three months ended June 30, 2019 was $2,619,945, an increase of $1,345,560 or 105.6% over $1,274,385 for the three months ended June 20, 2018. The increase in Net Loss was primarily due to an increase in Other Expense for the three months ended June 30, 2019 of $1,445,326 offset by a decrease in Operating Expenses for the three months ended June 30, 2019 of $125,760.

Results of Operations

For the six months ended	June 30,	June 30,
	2019	2018	$ Change	% Change

Sales	$49,418	$33,070	$16,348	49.4%

Cost of Sales	33,640	5,277	28,363	537.5%

Gross Profit	15,778	27,793	(12,015)	(43.2)%
Operating Expenses	1,939,558	2,672,048	(732,490)	(27.4)%

Loss from Operations	(1,923,780)	(2,644,255)	720,475	(27.2)%

Other Income / (Expense)	(1,927,536)	(206,807)	1,720,729	832.0%

Non-controlling interest	(555)	--	(555)	--%

Net Loss	$(3,850,761)	$(2,851,062)	$(999,699)	35.1%

Net loss per share - basic and diluted	$(0.10)	$(0.07)	$(0.03)	42.9%

Sales for the six months ended June 30, 2019 was $49,418, an increase of $16,348 or 49.4% over $33,070 for the six months ended June 30, 2018. The increase in Sales was due to a sale of product for specialty crop markets during the six months ended June 30, 2019 of $44,495 which was offset by a decrease of $22,500 from a sale to a startup agricultural product distributor during the six months ended June 30, 2018, which did not reoccur during the six months ended June 30, 2019 due to changes in their business. Sales are generated from sales to distributors of agricultural products and to growers who have completed trials in multiple crop-growing seasons with positive crop attributes from applying BAM-FX® to their crops. During the six months ended June 30, 2019, $3,600 of sales includes first time sales of ready to use retail product, Gardener’s Choice®, introduced to a national brand hardware store’s franchisees.

For the six months ended June 30, 2019, Cost of Sales was $33,640, an increase of $28,363 or 537.5% over $5,277 for the six months ended June 30, 2020. The increase in Cost of Sales was directly related to our increase in Sales for the six months ended June 30, 2019 over 2018 and a write off of inventory of $10,286 during the six months ended June 30, 2019. During 2019, the Company reduced the acid content of its product and discontinued the sale of previously manufactured product remaining in inventory.

Operating Expenses for the six months ended June 30, 2019 was $1,939,558, a decrease of $732,490 or 27.4% over $2,672,048 for the six months ended June 30, 2018. The decrease in Operating Expenses was primarily due to a decrease in salaries and related employee benefits and payroll tax expense of $424,840 due to a reduction in headcount, a decrease of $250,107 in non-recurring impairment expense, a decrease of $148,959 in non-cash equity compensation paid to consultants, board members and employees, a decrease in non-recurring impairment of royalty advances of $129,580, a decrease in research and development expense of $36,489 and a decrease in consulting expense of $21,095. These decreases were primarily offset by an increase in legal fees related to an intellectual property settlement with our former Chief Science Office of $61,868, an increase in temporary help expense of $57,849, an increase in advertising and promotion expense of $49,641, an increase in audit fees of $23,878, an increase in product shipping expense for business development purposes of $20,580 and an increase in commission expense of $13,171.

Other Expense for the six months ended June 30, 2019 was $1,927,536, an increase of $1,720,729 or 832% over $206,807 for the six months ended June 30, 2018. The increase in Other Expense was primarily due to an increase in accretion of debt discount of $1,461,241 from $72,962 for the six months ended June 30, 2018 to $1,534,203 for the six months ended June 30, 2019. Accretion of debt discount was due to the Company’s debt restructuring whereby certain debt and accrued interest as of April 30, 2019 was exchanged for Series A Notes and for certain participating Series A Noteholders, the issuance of Series B Notes for additional capital. Accretion of debt discount attributed to the retired debt was $840,320. In addition, interest expense increased by $246,831 due to an increase in the Company’s debt with higher interest rate terms.

Net Loss for the six months ended June 30, 2019 was $3,850,761, an increase of $999,699 or 35.1% over $2,851,062 for the six months ended June 30, 2018. The increase in Net Loss was primarily due to an increase in Other Income/(Expense) of $1,720,729 offset by a decrease in Operating Expenses for the six months ended June 30, 2019 of $732,490.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was approximately $1,989,000, an increase of approximately $157,000, or 8.5%, from approximately $1,832,000 for the six months ended June 30, 2018. The increase in net cash used in operating activities was primarily due to an increase in net loss of approximately $1,000,000, an increase in inventory of approximately $158,000, a decrease in prepaid and other of approximately $57,000 due to non-cash equity based compensation expense of which approximately $99,000 was issued with the expense deferred to future periods, a decrease in impairment loss of approximately $193,000, a decrease in advances on future royalties to related parties reserve of approximately $130,000 and a decrease in non-cash equity based compensation expense of approximately $221,000. The increase in net cash used in operating activities for the six months ended June 30, 2019 was primarily offset by an increase in amortization of debt discounts related to various notes and convertible notes of approximately $1,461,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $3,728,000, an increase of approximately $916,000, or 32.6%, over approximately $2,812,000 for the six months ended June 30, 2018. The increase in net cash provided by financing activities was due primarily to an increase in proceeds from issuance of Series B Notes, 12% convertible notes payable to related parties of approximately $2,300,000, an increase in proceeds from issuance of Series B Notes, 12% convertible notes payable of approximately $763,000, a decrease in repayments of notes payable to related party of approximately $300,000 and an increase in proceeds from convertible notes payable of approximately $95,000. The increase in cash provided by financing activities for the six months ended June 30, 2019 was offset by a decrease in notes payable – related party of approximately $1,411,000, a decrease in proceeds from sale of common stock of approximately $911,000, a decrease in proceeds from notes payable of $150,000 and an increase in repayments of notes payable of $50,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2019 and 2020 business plans may exceed $300,000 per month. This expense rate is primarily due to: an increase in costs of additional technical personnel, personnel-related costs; promotional expenses to develop markets for domestic and international sales of our product, BAM-FX®, our retail product, Gardener’s Choice®, and our cannabis market product introduction; improvements to our manufacturing facility and processes; research and product development related expense for expansion of our product line, patent application filing costs, and development of commercial priming and granular products; and interest expense. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the June 30, 2019 consolidated financial statements. There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect to be needed to operate the business. The Company is active in its fundraising, and subsequent to June 30, 2019, the Company has raised approximately $1,837,000.

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

Cash on Hand

As of June 30, 2019, the Company had a cash balance of approximately $1,783,000 compared to a cash balance of approximately $44,000 as of December 31, 2018.

Total assets were approximately $2,375,000 and $552,000 at June 30, 2019 and December 31, 2018, respectively. Working capital (deficit) was $833,000 and $(2,691,000) at June 30, 2019 and December 31, 2018, respectively. The increase in working capital of $3,525,000 during the period was primarily due to cash used in operating activities of approximately $1,989,000 offset by cash provided by financing activities of approximately $3,728,000 and restructuring of current notes payable in which the notes were converted to Series A and Series B secured, convertible long term notes payable. Total stockholders’ deficit decreased by approximately $4,450,000 to $(646,000) at June 30, 2019 from $(5,096,000) at December 31, 2018.

Cash on hand as of November 25, 2020, was approximately $5,000.

Outlook

Required Capital Going Forward

Due to the fact that our product, BAM-FX®, is new in the competitive agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. For us to successfully introduce our home and garden retail product, Gardener’s Choice®, we will need to commit ongoing financial resources before realizing revenues and cash flow. We required additional funding to cover 2019 expenses and we will need additional funding in 2020.

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

The transactions contemplated by the Subscription Agreements are referred to herein as the “Offering”. Aggregate gross proceeds in connections with the Offering were approximately $3,062,000, and proceeds net of commission were approximately $2,962,000. Commissions were paid in connection with the Offering equal to 3% of the principal thereof, totaling approximately $100,000 in the aggregate. The Company intends to use the proceeds from the Offering to fund working capital requirements.

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

Subsequent to June 30, 2019, the Company issued fully vested, non-forfeitable warrants to purchase 120,000 common shares at an exercise price of $3.00 per common share to an employee for services.

Subsequent to June 30, 2019, the Company issued fully vested, non-forfeitable warrants to purchase 358,500 shares of common stock to consultants for services.

Subsequent to June 30, 2019, certain consultants and former employees exercised warrants in a cashless exercise resulting in the issuance of 146,248 shares of the Company’s common stock.

Subsequent to June 30, 2019, the Company issued 262,500 shares of common stock to advisors and consultants for services.

Subsequent to June 30, 2019, the Company issued 190,000 employee stock options pursuant to its 2015 Equity Incentive Plan.

Subsequent to June 30, 2019, the Company paid $100,000 of related party notes payable and $230,500 of convertible notes payable.

During October 2019, the Company commenced an offering of up to $5,000,000 of 10% Convertible Secured Promissory Notes (the “Notes”) with an initial closing date of December 31, 2019, which was extended for an additional ninety day period. The Notes bear interest at a ten percent (10%) annual rate, payable quarterly in arrears, with the first interest payment due January 15, 2020 and subsequent interest payments due on the fifteenth (15th) day after the end of each calendar quarter thereafter. Interest will be paid in shares of the Company’s common stock at $2.00 per share. The Notes mature 2 years from the closing date. The Notes are convertible into the Company’s common stock at $2.00 per share.

Commencing on the one (1) year anniversary of the issuance of the Notes and ending eleven (11) months thereafter (i.e. one month prior to the maturity date), the Company may at any time upon thirty (30) days prior written notice repurchase any or all outstanding Notes without penalty or premium; provided, that the holder may convert the Note prior to the end of the Notice Period, as defined in the Note.

The Notes are secured by all assets of the Company and its subsidiaries, and are subordinate to the security interest granted to holders of the Series A Notes and Series B Notes previously issued by the Company. The Notes are subject to certain covenants and other provisions customary for a transaction of this nature. The Company received $300,000 in proceeds pursuant to the issuance of Notes and incurred no broker fees.

On May 12, 2020, the Company executed a Payroll Protection Program Term Note, herein referred to as the “PPP Note”, and received proceeds of $278,800. The PPP Note was issued pursuant to the Coronavirus Aid, Relief, and Economic Securities Act’s,(the CARE’s Act’s) Paycheck Protection Program. All or a portion of the PPP Note is eligible to be forgiven if all eligible employee retention criteria are met and the funds are used for eligible purposes. The Company has not determined an amount eligible for forgiveness. The PPP Note bears interest at 1% based on a 360 day calendar year and is due two years from date of issuance with repayment scheduled monthly beginning in the seventh month following the date of issuance.

Subsequent to June 30, 2019, the Company commenced an exchange offering of its 10% Series A Convertible Secured Promissory Notes whereby the noteholders could elect to exchange their existing Series A Notes plus accrued and unpaid interest at the date of exchange for 12% Series B Convertible Secured Promissory Notes by agreeing to an additional investment equal to the amount of Series A Notes exchanged. The Series B Notes have a three-year term and include a conversion option whereby the noteholder has the option to convert unpaid principal and interest into the Company’s common stock at $1.00 per share. The Company received gross proceeds of $1,240,430 and paid broker fees of $41,617.

On August 5, 2020, the Company received $18,200 pursuant to a thirty year unsecured promissory note through the U.S. Small Business Administration’s Disaster Assistance Program. The note bears interest of 3.75% per annum with repayment beginning in the twelfth month following the date of the note.

Without consideration of any revenue or additional fundraising, at the Company’s current rate of expenditure, we expect that our current capital will not be sufficient to cover our future operating costs for twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the unaudited consolidated Financial Statements, included in Note 2.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any current or pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

No.	Description of Exhibit	Note
3.1	Certificate of Incorporation, Amendments to Articles of Incorporation and Articles of Merger	(2)
3.2	Second Amended and Restated By-Laws of the Company	(3)
10.1	Promissory Note, dated January 16, 2018, issued by the Company to Rio Vista Investments, LLC.	(4)
10.2	Warrant, dated January 18, 2018, issued by the Company to Rio Vista Investments, LLC.	(4)
10.3	Promissory Note, dated January 19, 2018,	(4)
10.4	Warrant, dated January 19, 2018	(4)
10.5	License and Business Development Agreement Mexico, dated February 20, 2018, between BAM Agricultural Solutions, Inc. and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman.	(5)
10.6	Promissory Note, dated March 8, 2018, issued by the Company to Michael T. Smith.	(6)
10.7	Warrant, dated March 9, 2018, issued by the Company to Michael T. Smith.	(6)
10.8	Promissory Note, dated March 12, 2018, issued by the Company to Boies Partners, Inc.	(6)
10.9	Warrant, dated March 12, 2018, issued by the Company to Boies Partners, Inc.	(6)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s Registration Statement on Form 10, filed with the SEC on December 29, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2015.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2018.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2018.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: November 25, 2020	By:	/s/ Timothy A. Peach
Timothy A. Peach, Acting Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)