Form 10-Q
period 2019-09-30
Zero Gravity Solutions, Inc.
filed 2021-08-10
CIK 1574186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒ The Company has not filed its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 and its Annual Report on Form 10-K for the years ended December 31, 2019 and 2020.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒ See above.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 27, 2021, the issuer had 39,795,868 shares of common stock issued and outstanding.

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

These factors include, among others:

●	current or future financial performance;
●	management’s plans and objectives for future operations;
●	uncertainties associated with product research and development;
●	uncertainties associated with dependence upon the actions of government regulatory agencies;
●	product plans and performance;
●	management’s assessment of market factors; and
●	statements regarding our strategy and plans.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward looking statements. These forward-looking statements are found at various places throughout this report and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements concerning other matters addressed in this report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of property and equipment, the allowance for doubtful accounts and stock based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Zero Gravity Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$504,555	$43,683
Accounts receivable - net	810	342
Prepaid and other	187,829	314,645
Inventory	46,772	103,142
Total Current Assets	739,966	461,812

Property and Equipment - net	71,887	85,523

Other Assets
Inventory	260,503	-
Deposit	4,717	4,817
Total Other Assets	265,220	4,817

Total Assets	$1,077,073	$552,152

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$546,779	$544,659
Accounts payable and accrued expenses - related parties	-	127,480
Accrued interest	78,050	21,262
Accrued interest - related parties	359,041	100,919
Deferred revenue	-	250,000
Deferred compensation - related party	-	12,500
Insurance financing liability	41,178	223,482
Notes payable - net	-	191,108
Notes payable - related parties - net	-	1,058,621
Convertible notes payable - net	104,500	8,947
Convertible notes payable - related parties	-	500,000
Derivative liability	111,000	114,000
Total Current Liabilities	1,240,548	3,152,978

Long-Term Liabilities
Convertible notes payable - Series A, 10% - net	364,196	-
Convertible notes payable - Series A, 10% - related parties - net	1,243,492	-
Convertible notes payable - Series B, 12% - net	142,770	-
Convertible notes payable - Series B, 12% - related parties - net	694,295	-
Notes payable - net	-	96,263
Notes payable - related parties - net	-	943,621
Convertible notes payable - net	-	356,794
Convertible notes payable - related parties - net	-	1,098,649
Total Long-Term Liabilities	2,444,753	2,495,327

Total Liabilities	3,685,301	5,648,305

Commitments (Note 5)

Stockholders' Deficit

Common stock, $0.001 par value, 100,000,000 shares authorized 39,432,310 and 40,954,115 shares issued and outstanding, respectively	39,432	40,954
Additional paid-in capital	32,741,972	24,283,509
Accumulated deficit	(35,388,469)	(29,420,616)
Stockholders' deficit	(2,607,065)	(5,096,153)
Non-controlling interest	(1,163)	-
Total Stockholders' Deficit	(2,608,228)	(5,096,153)

Total Liabilities and Stockholders' Deficit	$1,077,073	$552,152

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

Zero Gravity Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Sales	$15,815	$11,635	$65,233	$44,705

Cost of sales	1,239	2,476	34,879	7,754

Gross profit	14,576	9,159	30,354	36,951

Operating expenses
General and administrative expenses	1,173,157	1,003,056	3,047,753	3,553,188
Research and development	35,873	16,710	100,835	138,625
Total operating expenses	1,209,030	1,019,766	3,148,588	3,691,813

Loss from operations	(1,194,454)	(1,010,607)	(3,118,234)	(3,654,862)

Other income (expense) - net
Interest expense	(266,023)	(119,673)	(646,356)	(253,175)
Amortization of debt discounts	(762,223)	(132,976)	(2,296,426)	(205,938)
Change in fair value of derivative liability	(51,000)	-	(64,000)	-
Gain on debt extinguishment	156,000	-	156,000	-
Loss on disposal of asset	-	(1,197)	-	(1,540)
Total other income (expense) - net	(923,246)	(253,846)	(2,850,782)	(460,653)

Net loss including non-controlling interest	$(2,117,700)	$(1,264,453)	$(5,969,016)	$(4,115,515)

Non-controlling interest	(608)	-	(1,163)	-

Net loss available to common stockholders	$(2,117,092)	$(1,264,453)	$(5,967,853)	$(4,115,515)

Loss per share - basic and diluted	$(0.05)	$(0.03)	$(0.15)	$(0.10)

Weighted average number of shares - basic and diluted	39,397,527	40,954,115	40,123,002	40,846,981

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

Zero Gravity Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2017	40,650,397	$40,650	$21,970,266	$(23,980,220)	$-	$(1,969,304)
Common stock issued for cash - net of offering costs of $1,680 ($2.97/share)	55,334	56	164,266	-	-	164,322
Warrants issued for services	-	-	57,947	-	-	57,947
Warrants issued as loan costs (debt discount)	-	-	70,897	-	-	70,897
Stock options issued for services	-	-	71,254	-	-	71,254
Net loss - three months ended March 31, 2018	-	-	-	(1,576,677)	-	(1,576,677)

March 31, 2018	40,705,731	40,706	22,334,630	(25,556,897)	-	(3,181,561)
Common stock issued for cash - net of offering costs of $24,000 ($3/share)	248,384	248	720,904	-	-	721,152
Warrants issued for services	-	-	127,029	-	-	127,029
Warrants issued as loan costs (debt discount)	-	-	475,114	-	-	475,114
Stock options issued for services	-	-	75,023	-	-	75,023
Net loss - three months ended June 30, 2018	-	-	-	(1,274,385)	-	(1,274,385)

June 30, 2018	40,954,115	40,954	23,732,700	(26,831,282)	-	(3,057,628)
Common stock issued for cash - net of offering costs of $24,000 ($3/share)	248,384	248	720,904	-	-	721,152
Warrants issued for services	-	-	127,029	-	-	127,029
Warrants issued as loan costs (debt discount)	-	-	475,114	-	-	475,114
Stock options issued for services	-	-	71,254	-	-	71,254
Net loss - three months ended September 30, 2018	-	-	-	(1,264,453)	-	(1,264,453)

September 30, 2018	41,202,499	$41,202	$25,127,001	$(28,095,735)	$-	$(2,927,532)

December 31, 2018	40,954,115	$40,954	$24,283,509	$(29,420,616)	$-	$(5,096,153)
Common stock issued for services ($1.78/share)	45,000	45	79,905	-	-	79,950
Common stock issued upon cashless exercise of warrants ($0.001/share)	306,195	306	(306)	-	-	-
Warrants issued for services	-	-	112,651	-	-	112,651
Stock issued for loan costs ($1.80/share)	2,000	2	3,606	-	-	3,608
Non-controlling interest	-	-	-	-	(272)	(272)
Net loss - three months ended March 31, 2019	-	-	-	(1,230,816)	-	(1,230,816)

March 31, 2019	41,307,310	41,307	24,479,365	(30,651,432)	(272)	(6,131,032)
Common stock issued for services ($1.80/share)	25,000	25	44,975	-	-	45,000
Cancellation and return of shares from former related party ($0.001/share)	(2,000,000)	(2,000)	2,000	-	-	-
Warrants issued for services	-	-	26,161	-	-	26,161
Warrants issued and benefical conversion feature - debt discount - Series A, 10%, and Series B, 12%, convertible notes	-	-	8,024,032	-	-	8,024,032
Stock options issued for services	-	-	9,617	-	-	9,617
Non-controlling interest	-	-	-	-	(283)	(283)
Net loss - three months ended June 30, 2019	-	-	-	(2,619,945)	-	(2,619,945)

June 30, 2019	39,332,310	39,332	32,586,150	(33,271,377)	(555)	(646,450)
Common stock issued for services ($0.90/share)	100,000	100	89,900	-	-	90,000
Warrants issued for services	-	-	44,861	-	-	44,861
Stock options issued for services	-	-	21,061	-	-	21,061
Non-controlling interest	-	-	-	-	(608)	(608)
Net loss - three months ended September 30, 2019	-	-	-	(2,117,092)	-	(2,117,092)

September 30, 2019	39,432,310	$39,432	$32,741,972	$(35,388,469)	$(1,163)	$(2,608,228)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

Zero Gravity Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Operating activities
Net loss - including non-controlling interest	$(5,969,016)	$(4,115,515)
Adjustments to reconcile net loss to net cash used in operations
Bad debt	14,144	4,060
Depreciation and amortization	18,027	19,706
Common stock issued for services	214,950	-
Common stock issued for loan costs	3,608	-
Warrants issued for services	183,673	296,271
Stock options issued for services	30,678	146,277
Non-cash penalty on convertible note	10,000	-
Gain on debt extinguishment	(156,000)	-
Loss on disposal of asset	-	1,540
Amortization of debt discount and loss on debt extinguishment	2,296,426	-
Amortization of debt issuance costs	-	205,938
Change in fair value of derivative liability	64,000	-
Advance on future royalties - related parties reserve	-	129,580
Impairment of inventory	10,286	-
Impairment expense	-	203,208
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(14,612)	(3,110)
Prepaid and other	126,816	69,749
Inventory	(214,419)	(7,285)
Deposits	100	(200)
Increase (decrease) in
Accounts payable and accrued expenses	164,914	(403,580)
Accounts payable and accrued expenses - related party	-	(13,028)
Accrued interest	56,788	67,039
Accrued interest - related party	258,122	14,370
Advance on future royalties - related parties	-	(13,347)
Deferred revenue	(43,200)	-
Deferred compensation - related party	(12,500)	-
Net cash used in operating activities	(2,957,215)	(3,398,327)

Investing activities
Purchase of equipment	(4,391)	(5,489)
Net cash used in investing activities	(4,391)	(5,489)

Financing activities
Proceeds from issuance of Series B, 12%, convertible notes payable	762,500	-
Proceeds from issuance of Series B, 12%, convertible notes payable - related parties	2,299,927	-
Proceeds from convertible note payable	89,000	-
Proceeds from notes payable	50,000	750,000
Repayments of notes payable	(50,000)	(165,790)
Proceeds from notes payable - related party	789,000	2,700,001
Repayments of notes payable - insurance financing liability	(182,304)	-
Repayments of notes payable - related party	(100,000)	(300,000)
Repayment of convertible note	(136,000)	-
Payments of debt offering costs - related parties	(99,645)	(97,500)
Proceeds from sale of common stock	-	911,154
Payments of offering costs	-	(25,680)
Net cash provided by financing activities	3,422,478	3,772,185

Net increase in cash and cash equivalents	460,872	368,369

Cash and cash equivalents - beginning of period	43,683	13,862

Cash and cash equivalents - end of period	$504,555	$382,231

Supplemental disclosure of cash flow information
Cash paid for interest	$17,726	$159,996
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt into Series A, 10%, convertible notes	$850,000	$-
Conversion of debt into Series A, 10%, convertible notes - related parties	$4,889,001	$-
Conversion of accrued interest into Series A, 10%, convertible notes	$162,794	$-
Conversion of accrued interest into Series A, 10%, convertible notes - related parties	$127,480	$-
Conversion of prior deferred revenue into Series A, 10%, convertible notes - related party	$206,800	$-
Conversion of Series A, 10%, convertible notes and accrued interest into Series B, 12%, convertible notes	$3,066,573	$-
Warrants issued as loan costs (debt discount) - Series A, 10%, and Series B, 12%, convertible notes	$8,024,032	$946,244
Debt discount recorded in connection with derivative liability	$89,000	$-
Cancellation and return of shares from former related party	$2,000	$-
Common stock issued upon cashless exercise of warrants	$306	$-
Warrants issued as direct offering costs in the sale of common stock	$-	$5,771

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

We have generated nominal sales from our operations thus far. We believe with the financial ability to promote and market, in addition to easing COVID-19 commerce restrictions, product sales could begin during the third quarter of 2021, primarily from direct sales to end users and international distributor purchases.

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

Through fiscal 2020 and the first half of 2021, the Company continued to experience product shipment delays due to import restrictions imposed by countries in which the Company had customer purchase commitments. Our domestic business development efforts in 2020 were also severely limited due to travel restrictions and the reluctance of purchasers to schedule meetings to introduce our commercial and retail products. In addition, the prolonged restrictions have resulted in a decreased ability to raise additional capital.

As severe domestic and international restrictions have started to ease during 2021, the Company has begun to see an improvement in its ability to engage in business development efforts domestically and internationally.  As the situation continues to evolve, the Company continues to closely monitor market conditions and respond accordingly.

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2019, the Company had:

•	Net loss including non-controlling interest of $5,969,016; and
•	Net cash used in operations was $2,957,215

Additionally, at September 30, 2019, the Company had:

•	Accumulated deficit of $35,388,469,
•	Stockholders’ deficit of $2,608,228; and
•	Working capital deficit of $500,582

The Company has cash on hand of $504,555 at September 30, 2019. Without significant cash collections from sale of product, given the Company’s current monthly cash used in operations, the Company has sufficient cash to operate for approximately two months without an additional capital raise or change to its business strategy and plan.

Although the Company intends to raise additional capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term and these losses could be significant as product development, regulatory, contract research, and technical marketing personnel related expenses are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending September 30, 2019, and our current capital structure including equity-based instruments and our obligations and debts.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The Company has satisfied its obligations using cash from successful capital raising efforts through September 30, 2019, specifically, the issuance notes payable and convertible debt of $3,990,427 during the nine months ended September 30, 2019; however, there is no assurance that such successful efforts will continue during the twelve months subsequent to the date these interim consolidated financial statements are issued.

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

SEPTEMBER 30, 2019

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Non-Controlling Interest

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated.

The non-controlling interest in SASI (2%) is reported as Non-controlling interest in Total Stockholders’ Deficit of our Consolidated Financial Statements.

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

Significant estimates during the nine months ended September 30, 2019 include allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation and the valuation allowance on deferred tax assets.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The Company’s financial instruments, including cash, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At September 30, 2019 and December 31, 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had cash equivalents of $0 and $0, respectively.

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

Allowance for doubtful accounts was $13,802 and $0 at September 30, 2019 and December 31, 2018, respectively. Bad debt expense was $14,144 and $4,060 for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, two customers accounted for 38.0% of total gross accounts receivable. Each of these customers represented 25.3% and 12.7%, respectively. At December 31, 2018, two customers accounted for 100% of total accounts receivable. Each of these customers represented 78.1% and 21.9%, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Inventory

Inventory is valued on a lower of first in, first out (FIFO) cost or net realizable value.

Inventory consisted of:

Classification	September 30, 2019	December 31, 2018
Raw materials	$38,778	$17,610
Finished products	268,497	85,532
Total Inventory	$307,275	$103,142

At September 30, 2019, of the total inventory balance of $307,275, the Company had $46,772 classified as a current asset, a portion of which was subsequently shipped to customers and a portion ready for shipment, however, due to Covid-19 restrictions, remains on hold. The remaining inventory is classified as a non-current asset on the accompanying consolidated balance sheet.  This inventory is considered slow moving but is not obsolete, and no impairment is required.

During the three and nine months ended September 30, 2019, the Company recognized an impairment charge of $0 and $10,286, respectively, which is included in cost of sales. There were no impairment charges taken during the three and nine months ended September 30, 2018.

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties is recorded as debt discount and amortized to interest expense in the Consolidated Statements of Operations, over the life of the underlying debt instrument.

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

The Company determined that no reserve for estimated product returns and allowances was necessary during the three and nine months ended September 30, 2019 and 2018.

During the three and nine months ended September 30, 2019, one customer accounted for 0% and 66.1% of net sales, respectively. During the three months ended September 30, 2018, one customer accounted for 75.2% of net sales. During the nine months ended September 30, 2018, two customers accounted for 69.9% of net sales each representing, 50.3% and 19.6%, respectively.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

For the three and nine months ended September 30, 2019, the Company recognized $35,873 and $100,835 in research and development costs in the consolidated statements of operations.

For the three and nine months ended September 30, 2018, the Company recognized $16,710 and $138,625 in research and development costs in the consolidated statements of operations.

Warranty Expense

The Company's distribution agreements provide for a warranty on products sold. Sales under such distribution agreements have been nominal during the three and nine months ended 2019 and 2018, respectively.

A provision for estimated future warranty costs is to be recorded as a component or cost of sales when products are shipped, and warranty costs are to be based on historical trends in warranty charges as a percentage of gross product shipments. A resulting accrual is to be reviewed regularly, and periodically adjusted to reflect changes in warranty cost estimates. There has been no related warranty expense accrued during the three and nine months ended September 30, 2019 and 2018, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2019, and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and nine months ended September 30, 2019 and 2018.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $19,117 and $13,574 in marketing and advertising costs during the three months ended September 30, 2019 and 2018, respectively and $64,022 and $11,677 in marketing and advertising costs during the three and nine months ended September 30, 2019 and 2018, respectively.

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

The Company incurred rent expense of $179,136 and $158,976 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included as a component of general and administrative expenses.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. The expense resulting from employee and share-based payments is recorded in general and administrative expense in the three and nine months ended September 30, 2019 and 2018.

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

SEPTEMBER 30, 2019

(UNAUDITED)

Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable.

The following potentially dilutive equity securities outstanding as of September 30, 2019 and 2018 were not included in the computation of diluted loss per common share because the effect would have been anti-dilutive:

	September 30, 2019	September 30, 2018

Convertible notes payable (exercise price $0.50 - $2/share)	7,824,625	1,487,291
Warrants (exercisable - $0.50 - $6/share)	19,247,285	12,145,665
Stock options (vested - $1.25 - $3/share)	1,563,333	1,880,000
Total common stock equivalents	28,635,243	15,512,956

Certain convertible notes payable contain exercise prices that have a discount to market. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

Investments

We have an equity investment in a privately held entity. We account for investments either under the equity method or cost method of accounting depending on our ownership interest and the level of our influence in each joint venture. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee's income or loss. Cost method investments are recorded at cost less any impairments. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. All investments were carried at a zero value as of September 30, 2019 and December 31, 2018 (See Note 5).

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

Management has considered all recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	September 30, 2019	December 31, 2018	Lives (Years)

Furniture and equipment	$151,796	$151,796	3	-	10
Leasehold improvements	11,984	7,593		10
	163,780	159,389
Accumulated depreciation	(91,893)	(73,866)
Total propery and equipment - net	$71,887	$85,523

Depreciation expense for the three months ended September 30, 2019 and 2018 was $5,910 and $6,268, respectively.

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $18,027 and $18,770, respectively.

Depreciation expense is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Debt

The Company has various debt arrangements with third parties and related parties. The following represents a summary of the Company’s debt, key terms and outstanding balances at September 30, 2019 and December 31, 2018, respectively:

(A)	Series A and B Convertible Notes Payable, Convertible Notes Payable – Related Parties and Warrants

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

Under Series A and B, the warrants are exercisable for three (3) years, at $1/share through April 1, 2020, and then, for the Series B warrants, the exercise price is reduced to $0.50 for any warrants exercised after April 1, 2020. No such exercises have occurred either before or after April 1, 2020, in relation to Series A or B debt holders and their related warrants.

All relative fair values for warrants issued in connection with Series A and B are treated as a debt discount, computed based on a Black-Scholes option pricing model.

The inputs used to compute the fair value of the warrants of which the relative fair values are based were as follows:

Exercise price	$0.50	-	$1
Expected term (in years)			3
Expected volatility			103%
Expected dividends			0%
Risk free interest rate			2.30%

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Series A Debt Summary:

	Series A, 10%	Series A, 10%
	Convertible Notes	Convertible Notes
Terms	Related Parties	Third Parties

Issuance dates of notes	May 2019	May 2019
Term (in years)	3	3
Maturity dates	May 2022	May 2022
Interest rate	10%	10%
Collateral (Series A is subordinated to Series B)	All assets	All assets
Conversion price	$2	$2
Prepayment penalty (P&I)	None	None

Note Date	May 2019	May 2019	Total

Principal	$2,548,200	$621,300	$3,169,500

Quantity of warrants	2,548,200	497,400	3,045,600
Warrants/Fees - debt discount (Black-Scholes)	$1,510,487	$298,561	$1,809,048

Balance - December 31, 2018	$-	$-	$-
Conversion from prior debt into Series A	4,889,001	850,000	5,739,001
Conversion of accrued interest into Series A	127,480	162,794	290,274
Conversion of deferred revenue into Series A	206,800	-	206,800
Conversion from Series A into Series B	(2,675,079)	(391,494)	(3,066,573)
Warrant debt discount recorded for new notes	(1,510,487)	(298,561)	(1,809,048)
Amortization of debt discount	205,777	41,457	247,234
Balance - September 30, 2019	$1,243,492	$364,196	$1,607,688

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Series B Debt Summary:

	Series B, 12%	Series B, 12%
	Convertible Notes	Convertible Notes
Terms	Related Parties	Third Parties

Issuance dates of notes	May 2019	May 2019
Term (in years)	3	3
Maturity dates	May 2022	May 2022
Interest rate	12%	12%
Collateral (Series A is subordinated to Series B)	All assets	All assets
Conversion price	$1	$1
Prepayment penalty (P&I)	None	None

Note Date	May 2019	May 2019	Total

Principal	$5,096,400	$1,032,600	$6,129,000

Quantity of warrants	5,421,400	1,032,600	6,454,000
Warrants/Fees - debt discount (Black-Scholes)	$3,184,793	$645,289	$3,830,082

Balance - December 31, 2018	$-	$-	$-
Proceeds	2,299,927	762,500	3,062,427
Conversion from Series A into Series B	2,675,079	391,494	3,066,573
Warrant and BCF debt discount recorded for new notes	(5,096,400)	(1,032,600)	(6,129,000)
Amortization of debt discount	815,689	21,376	837,065
Balance - September 30, 2019	$694,295	$142,770	$837,065

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

(B)	Notes Payable

Terms	Note Payable	Note Payable	Note Payable

Issuance dates of notes	December 2017	January 2018	March 2019
Term (in years)	2	2	None
Maturity dates	December 2019	January 2020	Due on Demand
Interest rate	10%	10%	None
Collateral	Unsecured	Unsecured	Unsecured

Note Date	December 2017	January 2018	March 2019	Total

Principal	$200,000	$100,000	$100,000	$400,000

Quantity of warrants	50,000	10,000	-	60,000
Warrants/Fees - debt discount (Black-Scholes)	$18,652	$7,124	$-	$25,776

Balance - December 31, 2017	$181,348	$-	$-	$181,348
Proceeds	-	100,000	-	100,000
Debt discount recorded for new notes	-	(7,124)	-	(7,124)
Amortization of debt discount	9,760	3,387	-	13,147
Balance - December 31, 2018	191,108	96,263	-	287,371
Proceeds	-	-	50,000	50,000
Repayments	-	-	(50,000)	(50,000)
Amortization of debt discount	8,892	3,737	-	12,629
Conversion to Series A, 10%, convertible notes payable	(200,000)	(100,000)	-	(300,000)
Balance - September 30, 2019	$-	$-	$-	$-

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

(C)	Notes Payable – Related Parties

	Notes Payable			Notes Payable			Notes Payable
Terms	Related Parties			Related Parties			Related Parties

Issuance dates notes	August 2017	-	October 2017	January 2018	-	May 2018	April 2019
Term (in years)	2			2			None
Maturity dates	July 2020			March 2018	-	May 2020	Due on Demand
Interest rate		10%			10%		None
Collateral	Unsecured			Unsecured			Unsecured

Note Date	August 2017 - October 2017		January 2018 - May 2018	April 2019	Total

Principal	$1,100,000		$1,300,001	$789,000	$3,189,001

Quantity of warrants	110,000		75,000	325,000	510,000
Warrants/Fees - debt discount (Black-Scholes)	$112,830		$125,433	$185,629	$423,892

Balance - December 31, 2017	$1,002,204		$-	$-	$1,002,204
Proceeds	-		1,300,001	-	1,300,001
Debt discount recorded for new notes	-		(125,433)	-	(125,433)
Amortization of debt discount	56,417		69,053	-	125,470
Repayments			(300,000)	-	(300,000)
Balance - December 31, 2018	1,058,621		943,621	-	2,002,242
Proceeds	-		-	789,000	789,000
Warrant debt discount recorded for new notes	-		-	(185,629)	(185,629)
Amortization of debt discount	41,379		56,380	185,629	283,388
Conversion to Series A, 10%, convertible notes payable	(1,000,000)		(1,000,001)	(789,000)	(2,789,001)
Repayments	(100,000	)*	-	-	(100,000)
Balance - September 30, 2019	$-		$-	$-	$-

*  Amount was repaid in August 2019.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

(D)	Convertible Notes Payable and Derivative Liability

	Convertible	Convertible Note	Convertible Note
Terms	Notes	(Derivative Liability)	(Derivative Liability)

Issuance dates of notes	July 2018	December 2018	January 2019
Term	2 years	9 months	8 months
Maturity dates	July 2020	September 2019	September 2019
Interest rate	10%	8%	8%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	$3	Lower of $3 or	Lower of $3 or
		65% of market price	65% of market price

Note Date	July 2018	December 2018		January 2019		Total

Principal	$550,000	$136,000		$104,500		$790,500

Quantity of warrants	550,000	100,000		100,000		750,000
Warrants/Fees - debt discount (Black-Scholes)	$244,549	$136,000		$94,500		$475,049

Balance - December 31, 2017	$-	$-		$-		$-
Proceeds	550,000	136,000		-		686,000
Debt discount recorded for new notes	(244,549)	(136,000)		-		(380,549)
Amortization of debt discount	51,343	8,947		-		60,290
Balance - December 31, 2018	356,794	8,947		-		365,741
Proceeds	-	-		94,500		94,500
Debt discount recorded for new notes	-	-		(94,500)		(94,500)
Amortization of debt discount	193,206	127,053		94,500		414,759
Conversion to Series A, 10%, convertible notes payable	(550,000)	-		-		(550,000)
Repayments	-	(136,000	)*	-		(136,000)
Balance - September 30, 2019	$-	$-		$94,500	**	$94,500

Penalty classified as additional interest expense	$-	$-		$10,000		$10,000

Total	$-	$-		$104,500		$104,500

*      Amount was repaid in September 2019.

**    Amount was repaid in October 2019.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

The Company used the Monte Carlo simulation to estimate the fair value of its embedded conversion option liabilities with the following inputs:

	Commitment Date	Remeasurement Date	Remeasurement Date

Convertible Note Date	December 11, 2018	December 31, 2018	September 10, 2019
Maturity date	August 11, 2019	August 11, 2019	In-default

Expected term (years)	0.67	0.61	0.25
Expected volatility	117%	149%	196%
Expected dividends	0%	0%	0%
Risk free interest rate	2.56%	2.63%	1.95%

Fair value	$125,000	$114,000	$156,000

	Commitment Date	Remeasurement Date

Convertible Note Date	January 14, 2019	September 30, 2019
Maturity date	October 14, 2019	October 14, 2019

Expected term (years)	0.75	0.25
Expected volatility	130%	195%
Expected dividends	0%	0%
Risk free interest rate	2.55%	1.88%

Fair value	$89,000	$111,000

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The following is a summary of the Company’s derivative liabilities for the nine months ended September 30, 2019 and the year ended December 31, 2018:

Convertible Note Date	December 11, 2018		January 14, 2019	Total

Derivative liability - December 31, 2017	$-		$-	$-
Fair value at commitment date	125,000		-	125,000
Fair value mark to market adjustment	(11,000)		-	(11,000)
Derivative liability - December 31, 2018	114,000		-	114,000
Fair value at commitment date	-		89,000	89,000
Fair value mark to market adjustment	42,000		22,000	64,000
Reclassification to gain on debt extinguishment	(156,000	)*	-	(156,000)
Balance - September 30, 2019	$-		$111,000	$111,000

*  The note expired on August 11, 2019 (in default at that time) and was repaid on September 10, 2019.  The embedded derivative liability was marked to market on the repayment date.  Additionally, on this date, the fair value of the remaining derivative liability was reclassified to gain on debt extinguishment.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. Liabilities measured at fair value on a recurring basis consisted of the following at September 30, 2019 and December 31, 2018:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$111,000	$-	$-	$111,000

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$114,000	$-	$-	$114,000

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is noted above for the nine months ended September 30, 2019 and the year ended December 31, 2018.

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying Consolidated Statements of Operations.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

(E)	Convertible Notes Payable – Related Parties

	Convertible	Convertible
	Note Payable	Notes Payable
Terms	Related Party	Related Parties

Issuance dates of notes	July 2015	June 2018	-	December 2018
Term (in years)	2		2
Maturity dates	July 2019	June 2020	-	December 2020
Interest rate	8.5%	10%	-	12%
Collateral	Unsecured	Unsecured
Conversion price	$1.25		$3

Note Date	July 2015	June 2018 - December 2018	Total

Principal	$500,000	$1,600,000	$2,100,000

Quantity of warrants	350,000	1,500,000	1,850,000
Warrants/Fees - debt discount (Black-Scholes)	$227,258	$666,638	$893,896

Balance - December 31, 2017	$500,000	$-	$500,000
Proceeds	-	1,600,000	1,600,000
Debt discount recorded for new notes	-	(666,638)	(666,638)
Amortization of debt discount	-	165,287	165,287
Balance - December 31, 2018	500,000	1,098,649	1,598,649
Amortization of debt discount	-	501,351	501,351
Conversion to Series A, 10%, convertible notes payable	(500,000)	(1,600,000)	(2,100,000)
Balance - September 30, 2019	$-	$-	$-

(F)	Insurance Financing Liability

The Company has an outstanding note payable for financing corporate insurance premiums. The note carries a rate of interest of 8.75% and is due in November 2019. The note calls for eleven payments of $21,254. The balance at September 30, 2019 and December 31, 2018 was $41,178 and $223,482, respectively.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 5 – Commitments and Contingencies

License and Business Development Agreement

On February 20, 2018, BAM, and Pedro Lichtinger Waisman, Isaac Lichtinger Waisman and Victor Lichtinger Waisman (together the “Lichtinger Group”) entered into a License and Business Development Agreement Mexico, effective as of February 13, 2018 (the “Agreement”). Following consummation of the Agreement, the Lichtinger Group formed a company in Mexico, Agro Space Tech SA de CV de RV (“Agro Space”), to which BAM was allocated a twenty percent (20%) equity ownership interest. The Lichtinger Group will contribute up to $500,000 in capital into Agro Space, with BAM having no initial capital requirement. If Agro Space requires more than the initial $500,000 capital contribution, BAM will have a right to contribute capital pro rata and maintain its ownership percentage.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Research Commitment

In January 2016, the Company entered into a Reimbursable Space Act Agreement (the “SAA”) with the National Aeronautics and Space Administration Ames Research Center (“NASA ARC”).  Pursuant to the SAA, NASA ARC will evaluate the Company’s nutrient delivery system for commercial agriculture and NASA applications and the potential development of new agricultural technologies and products.  The Company provides funding and reimbursement for the costs incurred by NASA ARC under the SAA, and owns any resulting intellectual property created pursuant to the SAA.  The Company paid NASA ARC a total of $373,750 in fiscal 2016, which served as reimbursement for NASA ARC’s estimated expenses to carry out its first-year responsibilities pursuant to the SAA.  The SAA remains in effect until the earlier of completion of all obligations contemplated in the SAA or five years from the date of agreement. For the three and nine months ended September 30, 2019 and 2018, there have been no amounts expensed to research and development expense pursuant to the SAA.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Equity Transactions for the Nine Months Ended September 30, 2019

Stock Issued for Services

The Company issued 170,000 shares of common stock for services rendered, having a fair value of $214,950 ($1.78 - $1.80/share), based upon the quoted closing trading price of the Company’s common stock, which was expensed during the nine months ended September 30, 2019.

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

Warrants Issued for Services

The Company granted warrants to purchase 209,500 common shares for services rendered, having a fair value of $183,673, which were expensed during the nine months ended September 30, 2019. Fair value is based upon the use of a Black-Scholes option pricing model. Inputs used ranged as follows:

Exercise price	$2	-	$3/share
Expected term (in years)	1	-	5
Expected volatility	97%	-	122%
Expected dividends		0%
Risk free interest rate	1.67%	-	2.49%

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Warrant activity for the Nine Months Ended September 30, 2019 and the Year Ended December 31, 2018 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2017	10,738,595	$1.86	2.81	$23,947,175
Granted	2,732,490	1.46
Exercised	(718,400)	0.50
Cancelled/Forfeited	-	-
Outstanding and exercisable - December 31, 2018	12,752,685	$1.85	2.02	$4,613,125

Outstanding and exercisable - December 31, 2018	12,752,685	$1.85	2.02	$4,613,125
Granted	9,809,100	1.04
Exercised	(475,500)	0.50
Cancelled/Forfeited	(2,839,000)	1.05
Outstanding and exercisable - September 30, 2019	19,247,285	$1.59	2.34	$5,558,020

Of the total 9,809,100 warrants granted during the nine months ended September 30, 2019; 9,499,600 warrants were issued with the Series A and B Debt Financings; all of these warrants were treated as a debt discount (See Note 4(A)). The remaining 309,500 warrants were issued with debt (100,000 – see Note 4(D)) and for services rendered (209,500 – see above).

Stock Options Issued for Services

During November 2015, the Company adopted the Company’s 2015 Incentive Plan (the “Plan"). The Plan provides stock based compensation to employees, directors, and consultants. The Company has reserved 4,000,000 shares under the Plan.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

In May 2019, the Company issued 100,000 options for services to be rendered. The options vest after one (1) year of service. The options have a grant date fair value of $84,244, based upon the use of a Black-Scholes option pricing model. Inputs used were as follows:

Exercise price	$3/share
Expected term (in years)	5
Expected volatility	103%
Expected dividends	0%
Risk free interest rate	1.93%

The Company recognized compensation expense of $30,678 and $146,277 for the nine months ended September 30, 2019 and 2018, respectively. In March 2020, the employee was terminated, and all previously recognized compensation expense was reversed against additional paid-in capital.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Stock option transactions under the Company’s plans as of September 30, 2019 and the year ended December 31, 2018 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2017	3,165,000	$1.49	8.50	$192,850	$-
Exercisable - December 31, 2017	2,750,000	$1.27	8.20	$192,850	$-
Granted	50,000	$3.00			$0.77
Exercised	-	$-
Cancelled/Forfeited	(1,630,000)	$-
Outstanding - December 31, 2018	1,585,000	$1.70	7.63	$587,500
Vested and Exercisable - December 31, 2018	1,535,000	$1.66	7.58	$587,500
Unvested and non-exercisable - December 31, 2018	50,000	$3.00	9.23	$-

Outstanding - December 31, 2018	1,585,000	$1.70	7.63	$587,500
Vested and Exercisable - December 31, 2018	1,535,000	$1.66	7.58	$587,500
Unvested and non-exercisable - December 31, 2018	50,000	$3.00	9.23	$-
Granted	100,000	3.00			$0.84
Exercised	-	-
Cancelled/Forfeited	(55,000)	2.84
Outstanding - September 30, 2019	1,630,000	$1.74	7.01	$-	$-
Vested and Exercisable - September 30, 2019	1,563,333	$1.69	6.90	$-	$-
Unvested and non-exercisable - September 30, 2019	66,667	$3.00	9.67	$-	$-

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018

Compensation expense	$30,678	$146,277

As of September 30, 2019, compensation cost related to the unvested options not yet recognized was as follows:

Compensation expense	$56,163

Weighted average period in which compensation will vest (years)	0.58	(Expected to be recognized through December 31, 2019)

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company issued three fully vested, non-forfeitable five year warrants to purchase, in the aggregate, up to 45,000 common shares at an exercise price of $3.00 per common share to an employee for services.

Subsequent to September 30, 2019, the Company issued fully vested, non-forfeitable warrants to purchase, in the aggregate, up to 401,500 common shares at exercise prices of $1.00 to $2.00 per common share to seven consultants for services. The term of the warrants ranges from one to five years.

Subsequent to September 30, 2019, the Company issued fully vested, non-forfeitable two year warrants to purchase, in the aggregate, up to 1,961,720 shares of common stock at an exercise price of $1.00 in connection with a debt offering.

Subsequent to September 30, 2019, the Company issued fully vested, non-forfeitable two year warrants to purchase, in the aggregate, up to 385,000 shares of common stock at an exercise price of $1.50 in connection with a debt offering.

Subsequent to September 30, 2019, the Company issued fully vested, non-forfeitable two year warrants to purchase, in the aggregate, up to 470,000 shares of common stock at an exercise price of $1.00 in connection with a debt offering.

Subsequent to September 30, 2019, the Company issued 10 year stock incentive plan options to employees to purchase up to 265,000 shares of common stock, of which 65,000 options were issued at an exercise price of $2.00 per common share and 200,000 options were issued at an exercise price of $1.50 per common share.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Subsequent to September 30, 2019, the Company issued, in the aggregate, 162,500 shares of common stock to four consultants for services.

Subsequent to September 30, 2019, certain consultants and former employees exercised 263,000 warrants in a cashless exercise resulting in the issuance of 146,248 shares of the Company’s common stock.

Subsequent to September 30, 2019, the Company issued 5,000 shares of its common stock and received $5,000 in proceeds from one of its product distributors.

Subsequent to September 30, 2019, the Company received gross proceeds of $100,000 from the exercise of a warrant and in exchange, issued 100,000 shares of common stock.

Subsequent to September 30, 2019, the Company paid $104,500 of convertible notes payable.

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

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

On May 12, 2020, the Company executed a Payroll Protection Program Term Note, herein referred to as the PPP Note, and received proceeds of $278,800. The PPP Note was issued pursuant to the Coronavirus Aid, Relief, and Economic Securities Act’s, the CARE’s Act, Paycheck Protection Program. All or a portion of the PPP Note is eligible to be forgiven if all eligible employee retention criteria are met and the funds are used for eligible purposes. The Company has not determined an amount eligible for forgiveness. The PPP Note bears interest at 1% based on a 360-day calendar year and is due two years from date of issuance with repayment scheduled monthly beginning in the seventh month following the date of issuance.

Subsequent to September 30, 2019, the Company commenced an additional exchange offering of its 10% Series A Convertible Secured Promissory Notes whereby the Noteholders could elect to exchange their existing Series A Notes plus accrued and unpaid interest at the date of exchange for 12% Series B Convertible Secured Promissory Notes by agreeing to an additional investment equal to the amount of Series A Notes exchanged. The Series B Notes have a three-year term and include a conversion option whereby the Noteholder has the option to convert unpaid principal and interest into the Company’s common stock at $1.00 per share. The Company received gross proceeds of $1,240,430 during the period June 2020 through August 2020 and paid broker fees of $41,617.

On August 5, 2020, the Company received $18,200 pursuant to a thirty year unsecured promissory note through the U.S. Small Business Administration’s Disaster Assistance Program. The note bears interest of 3.75% per annum with repayment beginning in the twelfth month following the date of the note.

During November 2020, the Company commenced an offering of up to $5,000,000 of 11% Series D Subordinated Secured Convertible Promissory Notes having a two year term. Interest is payable in arrears in shares of common stock of the Company at a value of $1.50 per share. The principal of the Notes are convertible into shares of the Company’s common stock at a value of $1.50 per share. The Notes carry warrants to purchase shares of the Company’s common stock, which are equal to the principal invested, at a value of $1.50 per share and expire two years from the date of issue. The Company received $505,000 in gross proceeds from the issuance of the Notes and incurred broker fees of $13,400.

During April 2021, the Company prospectively modified the terms of the interest payable conversion amount and warrant exercise price from $1.50 to $1.00 for the Series D Notes. All other terms of the Series D Notes remained the same. The Company received an additional $470,000 in gross proceeds from the issuance of the Notes during the period April 2021 through July 2021 and incurred broker fees of $32,200.

ZERO GRAVITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

On February 16, 2021, the Company executed a Second Draw Payroll Protection Program Term Note, herein referred to as the SDPPP Note, and received proceeds of $276,201. The SDPPP Note was issued pursuant to the Coronavirus Aid, Relief, and Economic Securities Act’s, the CARE’s Act, Paycheck Protection Program. All or a portion of the SDPPP Note is eligible to be forgiven if all eligible employee retention criteria are met and the funds are used for eligible purposes. The Company has not determined an amount eligible for forgiveness. The SDPPP Note bears interest at 1% based on a 360-day calendar year and matures on the fifth anniversary of the date issued.

On April 14, 2021, the Company entered into a Settlement Agreement with its former Chief Scientist, John Wayne Kennedy, “Kennedy”, whereby the Company assigned US Patent Number 9,266,785, Bioavailable Minerals for Plant Health in exchange for the return of two million shares of the Company’s common stock owned by Kennedy. In addition, Kennedy waived claims for any past due royalties, withdrew notices of material breach of a December 11, 2013 Royalty Agreement and granted the Company a non-exclusive license to use the technology contained in the patent solely for the manufacturing and selling of product for agricultural use.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Zero Gravity Solutions, Inc., a Nevada corporation (the “Company” or “ZGSI”), is an agricultural-based biotechnology company focused on commercializing technology derived from, and designed for, long term spaceflight and planetary colonization with significant applications to agriculture on earth. The Company’s technology is focused on improving world agriculture by providing valuable solutions to challenges facing humanity, including climate change stress and soil degradation threats to agricultural production and the increasing inability to feed the world’s rapidly growing population. The Company’s business model is focused on its primary technology, BAM-FX®, which is a cost effective, delivery platform and stimulant for plants that promotes the delivery of minerals and micronutrients systemically. ZGSI is headquartered in Boca Raton, Florida.

Our business activities are conducted by our wholly owned subsidiary, BAM Agricultural Solutions, Inc. (“BAM”), and our 98% owned subsidiary, Specialty Agricultural Solutions, Inc. (“SASI”). BAM oversees BAM-FX®’s commercial introduction and business development through product trials and validation with crop growers and distributors that have established business networks in agricultural markets, manufacturing, sales and agronomy support. In addition, BAM manages the introduction of Gardener’s Choice®, a ready to use product for the home and garden retail markets. Gardener’s Choice® has been registered for sale in all domestic states. SASI, which was incorporated in 2018, supports introducing a commercial product for sale to legal cannabis and hemp grow operations. Another subsidiary of the Company, Zero Gravity Life Sciences Inc. (“ZGLS”), was originally formed for space research projects, life science applications of our technology and conducting research on future BAM product lines. ZGLS is currently inactive.

The Company is focused on revenue generation through the sale of BAM-FX® in domestic and international agricultural markets. BAM-FX® is licensed in and registered for sale as a fertilizer application in all fifty (50) domestic states and has been approved for import and commercial sales in Chile, Paraguay, Colombia, Brazil, and China. The Company is also pursuing import approval through proper governmental officials and agencies to begin commercial sales in Philippines and India. Pursuant to a license and business development agreement with Agro Space Tech SA de CV de RV, the Company is providing technical assistance to obtain approval in Mexico and Peru. Country specific commercial operations are only undertaken with a qualified local business partner having existing in-country business relationships. Our business relationships are formed either through a license or a distribution agreement.

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

The agricultural industry is known to adopt new technology slowly. The Company believes that slow adoption and sales results are due to the Company’s inability to sufficiently differentiate its product from other products making similar claims. Additionally, in a number of row crops, the product, combined with application costs, has not resulted in sufficient grower return, especially in those crops whose ex-farm pricing is low. Therefore, the Company targeted high value crops including grape, avocado, citrus, berry, and hemp for specific validation trials during 2019. Based upon BAM-FX®’s performance, the Company expects to focus business development efforts in those crops showing the best return on investment during 2021.

During 2017, we developed a ready to use, home and garden product, Gardener’s Choice®, for retail markets. Independent third parties successfully tested Gardener’s Choice® for plant performance and consumer safety during 2018. During the fourth quarter of 2017, the Company showcased the product concept at a home and garden trade show and generated interest from prospective purchasers. During 2018, through an independent sales team, the Company introduced Gardener’s Choice® directly to Ace Hardware retailers at their annual trade show and expanded product introduction to a number of other big box retailers during 2019. We have received positive feedback from retailers. However, we secured limited purchase commitments during 2019.

The Company had limited resources to allocate to business development and promotion of Gardener’s Choice® during the fourth quarter 2018 through May of 2019. We believe that Gardener’s Choice® sales were nominal through the third quarter of 2019 due to it being a new product, a lack of regional focus and the Company’s resource constraints to provide the product support, training and promotion campaigns required by retailers to generate store product sales during the spring home and garden season. We were not able to differentiate the benefits of Gardener’s Choice® to the consumer at the retail level from other well-known competitive products and therefore, we did not generate product reorders.

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

Anecdotal results of in-field trails, which became available in the later part of the third and into the fourth quarter of 2019, were mixed or inconclusive. The program started late and therefore, we missed early crop applications, which we believe would have been more beneficial for the crop during the growing season. Abnormal wet weather conditions and flooding in Illinois led to the U.S. Department of Agriculture designating 102 counties as primary disaster areas on August 14, 2019.  A number of Illinois growers declined or discontinued trials due to poor weather conditions and continued prior farming practices with which they were comfortable. The Company saw positive results in a Colorado corn trial. However, hail damaged both control and trial plots mid-season and therefore, yield results were compromised. The Company analyzed the growers’ soil as part of the program and found nutrient deficiencies, specifically in Texas, that the growers decided not to address, thereby negatively impacting yields on both control and trial crops. Due to the expense of monitoring the growers’ progress, the Company did not have the personnel or financial resources to monitor and provide guidance to the growers on site during the growing season. Although the Company received interest from a number of growers to continue trials in the next growing cycle, the Company generated nominal sales from this program.

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

Priming is a natural defense response of a plant to a stress caused by insects or pathogens. Our trials have shown our product elicits a priming response, enabling a plant to prepare itself against insect or pathogen stresses. We believe the identification of these biomarkers will provide us a precise tool for optimal product application timing and dosage.

The Company manufactures its product in a manufacturing facility in Okeechobee, Florida. Manufacturing is conducted on an as-needed batch process. The Company continually performs regulatory and process efficiency reviews of manufacturing operations. Our manufacturing plant manager is an experienced biochemical engineer. We have made limited quantities of granular product using a batch process for research purposes and plan to identify equipment and manufacturing requirements for commercial scale operations when testing and registration requirements for the granular product are complete. Given adequate resources, we believe testing and registration could be completed during the fourth quarter of 2021.

Although we have started and realized nominal product sales, we anticipate that in the near term, ongoing expenses, including product development, manufacturing process improvement, corporate administration and technical product support, will be funded primarily by proceeds from sales of our securities and debt.

We have generated nominal sales from our operations thus far. We believe with the financial ability to promote and market, in addition to easing COVID-19 commerce restrictions, product sales could begin during the third quarter of 2021 primarily from direct sales to end users and international distributor purchases.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers. During the first quarter of 2020, the Company furloughed all employees other than three executive officers due to the COVID-19 impact on its operation capability. Beginning in the second quarter of 2020, the Company began to remove certain employees from furlough that are key to ongoing operations. The Company is not able to estimate the duration of the pandemic and potential impact on the business if disruptions or delays in shipments of product occur. To date, the Company has experienced product shipment delays due to import restrictions imposed by countries in which the Company had customer purchase commitments. This situation is particularly acute in India as the country has recently experience an increase in COVID-19 cases and the government has imposed further restrictions to movement within the country. Less restrictive than India, conditions in both Mexico and Philippines have limited our distributors’ ability to conduct full-scale business development initiatives, thereby causing delays in product orders to and purchases from us. In addition, prolonged travel restrictions within foreign countries could result in a variety of risks to the business, including weakened demand for product. The Company continues to closely monitor market conditions and respond accordingly.

Critical Accounting Policies and Estimates

Our discussion and analysis of our unaudited consolidated financial condition and unaudited consolidated results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2:  Summary of Significant Accounting Policies in our unaudited consolidated financial statements contains a description of the accounting policies used in the preparation of our unaudited consolidated financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our unaudited consolidated financial statements. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We define a critical accounting policy or estimate as one that is both important to our consolidated financial condition and consolidated results of operations and requires us to make difficult, subjective, or complex judgments or estimates about matters that are uncertain. We believe that the following are the critical accounting policies and estimates used in the preparation of our unaudited Consolidated Financial Statements. In addition, there are other items within our unaudited Consolidated Financial Statements that require estimates but are not deemed critical as defined in this paragraph.

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

The company has adopted FASB ASU 2017-11, which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. This allows the company to treat such instruments or their embedded features as equity instead of considering them as a derivative. If such a feature is triggered the value is measured pre-trigger and post-trigger. The difference in these two measurements is treated as a dividend, reducing income. The value recognized as a dividend is not subsequently re-measured, but in instances where the feature is triggered multiple times each instance is recognized.

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

Results of Operations - For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

For the three months ended	September 30,	September 30,
	2019	2018	$ Change	% Change

Sales	$15,815	$11,635	$4,180	35.9%

Cost of Sales	1,239	2,476	(1,237)	(50.0)%

Gross Profit	14,576	9,159	5,417	59.1%
Operating Expenses	1,209,030	1,019,766	189,264	18.6%

Loss from Operations	(1,194,454)	(1,010,607)	(183,847)	18.2%

Other Income / (Expense)	(923,246)	(253,846)	(669,400)	263.7%

Net Loss including non-controlling interest	(2,117,700)	(1,264,453)	(853,247)	67.5%
Non-controlling interest	608	-	608	-%

Net Loss available to common stockholders	$(2,117,092)	$(1,264,453)	$852,639	67.4%

Net Loss per Share - Basic and Diluted	$(0.05)	$(0.03)	$(0.02)	66.7%

Sales for the three months ended September 30, 2019 was $15,815 an increase of $4,180 or 35.9% over $11,635 for the three months ended September 30, 2018. Sales are generated from sales to distributors of agricultural products and directly to growers. During the three months ended September 30, 2019, the Company began to offer BAM-FX and Gardener’s Choice on-line.

For the three months ended September 30, 2019, cost of revenue was $1,239, a decrease of $1,237 over $2,476 reported during the same period in 2018.

Operating Expenses increased by $189,264 to $1,209,030 for the three months ended September 30, 2019 compared to $1,019,766 for the three months ended September 30, 2018, or 18.6%. The increase in Operating Expenses was primarily due to an increase in legal fees of $65,139 related to an intellectual property settlement agreement with our former Chief Science Officer and services related to our debt restructuring and documentation, an increase in accounting fees for temporary help of $55,712, an increase in business travel and trade show expense of $40,090, an increase in non-cash equity compensation and cash compensation paid to consultants and advisors primarily related to business development and sales of $86,617 and $26,637, respectively, and an increase in web site expense of $27,159. The increase in Operating Expenses was partially offset by a decrease in salaries and related employee benefits and payroll tax expense of $69,719 resulting from headcount reductions.

Other Expense for the three months ended September 30, 2019 increased by $669,400 to $923,246 from $253,846 for the period ended September 30, 2018. The increase in Other Expense was primarily due to an increase in accretion of debt discount of $629,247 due to the Company’s debt restructuring whereby certain debt and accrued interest as of April 30, 2019 was exchanged for Series A Notes and for certain participating Series A Note Holders, the issuance of Series B Notes for additional capital. In addition, Other Expense increase due to an increase in interest expense of $146,350 due to an increase in the Company’s debt with higher interest rate terms and a change in the fair value of an embedded conversion option of $51,000 contained in an outstanding convertible note. These increases in Other Expense were offset by a gain of $156,000, realized upon repayment of a convertible note, which eliminated an embedded conversion option derivative liability, during the three months ended September 30, 2019. The fair value of the embedded derivative liability associated with the note was $156,000.

Net Loss available to common stockholdersfor the three months ended September 30, 2019 increased by $852,639, or 67.4%, to $2,117,092 from Net Loss available to common stockholders of $1,264,453 for the three months ended September 30, 2018. The increase in Net Loss is primarily due to an increase in Operating Expenses of $189,264 and an increase in Other Expense of $669,400.

Results of Operations - For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

For the Nine Months ended	September 30,	September 30,
	2019	2018	$ Change	% Change

Sales	$65,233	$44,705	$20,528	45.9%

Cost of Sales	34,879	7,754	27,125	349.8%

Gross Profit	30,354	36,951	(6,597)	(17.9)%
Operating Expenses	3,148,588	3,691,813	(543,225)	(14.7)%

Loss from Operations	(3,118,234)	(3,654,862)	536,628	(14.7)%

Other Income / (Expense)	(2,850,782)	(460,653)	(2,390,129)	518.9%

Net Loss including non-controlling interest	$(5,969,016)	$(4,115,515)	$(1,853,501)	45.3%

Non-controlling interest	(1,163)	-	(1,163)	-%

Net Loss available to common stockholders	$(5,967,853)	$(4,115,515)	$(1,852,338)	45.0%

Net Loss per Share - Basic and Diluted	$(0.15)	$(0.10)	$(0.05)	50.0%

Sales for the nine months ended September 30, 2019 was $65,233, an increase of $20,528 or 45.9% over $44,705 for the nine months ended September 30, 2018. The increase in Sales was due to a sale of product for specialty crop markets during the nine months ended September 30, 2019 of $44,495 which was offset by a decrease of $22,500 from a sale to a startup agricultural product distributor during the nine months ended September 30, 2018, which did not reoccur during the nine months ended September 30, 2019 due to changes in their business. Sales are generated from sales to our network of distributors and directly to growers.

During the nine months ended September 30, 2019, $3,600 of Sales includes first time sales of ready to use retail product, Gardener’s Choice®, introduced to a national brand hardware store’s franchisees and nominal initial on-line sales of BAM-FX and Gardener’s Choice.

For the nine months ended September 30, 2019, Cost of Sales was $34,879, an increase of $27,125 or 349.8% over $7,754 for the nine months ended September 30, 2018. The increase in Cost of Sales was directly related to our increase in Sales for the nine months ended September 30, 2019 over 2018 and a write off of inventory of $10,942 during the nine months ended September 30, 2019. During 2019, the Company reduced the acid content of its product and discontinued the sale of previously manufactured product remaining in inventory.

Operating Expenses decreased by $543,225 to $3,148,588 for the nine months ended September 30, 2019 compared to $3,691,813 for the nine months ended September 30, 2018, or 14.7%. The decrease in Operating Expenses was primarily due to a decrease in salaries and related employee benefits and payroll tax expense of $625,088 due to a reduction in headcount, a decrease of $205,107 in non-recurring impairment expense, a decrease in non-recurring impairment of royalty advances of $129,580, a decrease of $82,962 in non-cash equity compensation paid to consultants and advisors and a decrease in research and development expense of $37,790. These decreases were primarily offset by an increase in legal fees related to an intellectual property settlement with our former Chief Science Office and services related to our debt restructuring and documentation of $128,319, an increase in consulting and advisor cash expenses of $140,403, an increase in accounting fees for temporary help of $113,561, an increase in advertising and promotion expense of $96,549, an increase in web site expense of $40,128, an increase in audit fees of $31,309, and an increase in product shipping expense for business development purposes of $24,298.

Other Expense for the nine months ended September 30, 2019 increased by $2,390,129 to $2,850,782 from $460,653 for the period ended September 30, 2018. The increase in Other Expense was primarily due to an increase in accretion of debt discount of $2,090,484 due to the Company’s debt restructuring whereby certain debt and accrued interest as of April 30, 2019 was exchanged for Series A Notes and for certain participating Series A Note Holders, the issuance of Series B Notes for additional capital. Accretion of debt discount attributed to the retired debt was $840,320. In addition, Other Expense increase due to an increase in interest expense of $393,180 resulting from an increase in the Company’s debt with higher interest rate terms and a change in the fair value of an embedded conversion option of $64,000 contained in an outstanding convertible note. These increases in Other Expense were offset by a gain of $156,000, realized upon repayment of a convertible note, which eliminated an embedded conversion option derivative liability, during the nine months ended September 30, 2019. The fair value of the embedded derivative liability associated with the note was $156,000.

Net Loss available to common stockholders for the nine months ended September 30, 2019 increased by $1,852,338 to $5,967,853 from Net Loss available to common stockholders of $4,115,515 for the nine months ended September 30, 2018. The increase in net loss is primarily due to an increase in Other Expense of $2,390,129 partially offset by a decrease in Operating Expenses of $544,879 for the period ended September 30, 2019.

Use of Cash

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $2,957,000, a decrease of approximately $441,000, or 13.0%, from approximately $3,398,000 for the nine months ended September 30, 2018. The decrease in net cash used in operating activities was primarily due to an increase in non-cash amortization of debt discount and loss on debt extinguishment of $2,090,000, an increase in accounts payable and accrued expenses of $568,000, an increase in accrued interest due related parties of $244,000, a decrease in prepaid and other of $57,000 and a change in fair value a derivative liability of $64,000. The decrease in net cash used in operating activities was offset by an increase in net loss of approximately $1,854,000, a decrease in non-cash impairment expense of $203,000, an increase in inventory of approximately $207,000, a decrease in advances on future royalties to related parties reserve of approximately $130,000, an increase in non-cash gain on debt extinguishment of $156,000 and a decrease in deferred revenue of $43,000.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $1,100 due to a decrease in cash paid to purchase equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $3,422,000, a decrease of approximately $350,000, or 9.3%, from approximately $3,772,000 for the nine months ended September 30, 2018. The decrease in net cash provided by financing activities was due primarily to an increase in proceeds from issuance of Series B Notes, 12% convertible notes payable to related parties of approximately $2,300,000, an increase in proceeds from issuance of Series B Notes, 12% convertible notes payable of approximately $763,000, a decrease in repayments of notes payable to related party of approximately $200,000, a decrease in repayments of notes payable of approximately $116,000 and an increase in proceeds from convertible notes payable of approximately $89,000. The increase in cash provided by financing activities for the nine months ended September 30, 2019 was offset by a decrease in proceeds from notes payable – related party of approximately $1,911,000, a decrease in proceeds from sale of common stock of approximately $911,000, a decrease in proceeds from notes payable of $700,000, an increase in repayments of notes payable of $182,000 and an increase in repayment of a convertible note of approximately $136,000.

Liquidity and Capital Resources

The Company expects to incur significant expenses and operating losses for the foreseeable future. Specifically, we estimate that the costs associated with the execution of our 2019, 2020 and 2021 business plans may exceed $300,000 per month. This expense rate is primarily due to: an increase in costs of additional technical personnel and personnel-related costs; promotional expenses to develop markets for domestic and international sales of our product, BAM-FX®, our retail product, Gardener’s Choice®, and our cannabis market product introduction; improvements to our manufacturing facility and processes; research and product development related expense for expansion of our product line, patent application filing costs, development of commercial priming and granular products, and interest expense. The Company has evaluated its ability to continue as a going concern for the next twelve months from the issue date of the September 30, 2019 consolidated financial statements. There is substantial doubt about the Company's ability to continue as a going concern as we do not currently have the funding necessary to support the projected operating costs we expect to be needed to operate the business. The Company is active in its fundraising, and subsequent to September 30, 2019, the Company has raised approximately $2,819,000.

We filed a registration statement on Form 10 with the SEC that became effective in February 2015, which requires us to operate as a fully reporting public company. We expect to continue to incur additional personnel and professional costs associated with operating as a fully reporting public company. Accordingly, we have acknowledged the need to obtain additional funding to operate the Company as a fully reporting public company and have continued to raise funds through private offerings, issuance of debt and inducement of outstanding warrants.

Adequate additional financing may not be realized from our equity or debt offerings or otherwise may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Cash on Hand

As of September 30, 2019, the Company had a cash balance of approximately $505,000 compared to a cash balance of approximately $44,000 as of December 31, 2018.

Total assets were approximately $1,077,000 and $552,000 at September 30, 2019 and December 31, 2018, respectively. Working capital (deficit) was approximately $(501,000) and $(2,691,000) at September 30, 2019 and December 31, 2018, respectively. The decrease in working capital (deficit) of $2,191,000 during the period was primarily due to cash used in operating activities of approximately $2,957,000 offset by cash provided by financing activities of approximately $3,422,000 and restructuring of current notes payable in which the notes were exchanged for Series A and Series B secured, convertible long term notes payable of approximately $1,750,000. Total stockholders’ deficit decreased by approximately $2,488,000 to $(2,608,000) at September 30, 2019 from $(5,096,000) at December 31, 2018.

Outlook

Required Capital Going Forward

Due to the fact that our product, BAM-FX®, is new in the competitive agricultural markets, it is difficult to accurately predict revenues and cash flow at this time. For us to successfully introduce our home and garden retail product, Gardener’s Choice®, we will need to commit ongoing financial resources before realizing revenues and cash flow. We required additional funding to cover 2019 expenses and we will need additional funding in 2020 and 2021.

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

Subsequent to September 30, 2019, the Company issued three fully vested, non-forfeitable five year warrants to purchase, in the aggregate, up to 45,000 common shares at an exercise price of $3.00 per common share to an employee for services.

Subsequent to September 30, 2019, the Company issued fully vested, non-forfeitable warrants to purchase, in the aggregate, up to 401,500 common shares at exercise prices of $1.00 to $2.00 per common share to seven consultants for services. The term of the warrants ranges from one to five years.

Subsequent to September 30, 2019, the Company issued fully vested, non-forfeitable warrants to purchase 1,961,720 shares of common stock at an exercise price of $1.00 in connection with the Company’s Exchange Agreement.

Subsequent to September 30, 2019, the Company issued fully-vested, non-forfeitable warrants to purchase 385,000 shares of common stock at an exercise price of $1.50 per common share to investors in the Company’s 10% Convertible Secured Promissory Notes.

Subsequent to September 30, 2019, the Company issued fully vested, non-forfeitable two year warrants to purchase, in the aggregate, up to 470,000 shares of common stock at an exercise price of $1.00 in connection with a debt offering.

Subsequent to September 30, 2019, certain consultants and former employees exercised warrants in a cashless exercise resulting in the issuance of 146,248 shares of the Company’s common stock.

Subsequent to September 30, 2019, the Company issued 162,500 shares of common stock to four advisors and consultants for services.

Subsequent to September 30, 2019, the Company issued 5,000 shares of its common stock and received $5,000 in proceeds from one of its product distributors.

Subsequent to September 30, 2019, the Company received gross proceeds of $100,000 and issued 100,000 shares of common stock pursuant to the exercise of a warrant.

Subsequent to September 30, 2019, the Company issued 265,000 employee stock options pursuant to its 2015 Equity Incentive Plan.

Subsequent to September 30, 2019, the Company repaid $104,500 of convertible notes payable.

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

On May 12, 2020, the Company executed a Payroll Protection Program Term Note, herein referred to as the “PPP Note”, and received proceeds of $278,800. The PPP Note was issued pursuant to the Coronavirus Aid, Relief, and Economic Securities Act’s, (the CARE’s Act’s) Paycheck Protection Program. All or a portion of the PPP Note is eligible to be forgiven if all eligible employee retention criteria are met and the funds are used for eligible purposes. The Company has not determined an amount eligible for forgiveness. The PPP Note bears interest at 1% based on a 360-day calendar year and is due two years from date of issuance with repayment scheduled monthly beginning in the seventh month following the date of issuance.

Subsequent to September 30, 2019, the Company commenced an exchange offering of its 10% Series A Convertible Secured Promissory Notes whereby the noteholders could elect to exchange their existing Series A Notes plus accrued and unpaid interest at the date of exchange for 12% Series B Convertible Secured Promissory Notes by agreeing to an additional investment equal to the amount of Series A Notes exchanged. The Series B Notes have a three-year term and include a conversion option whereby the noteholder has the option to convert unpaid principal and interest into the Company’s common stock at $1.00 per share. The Company received gross proceeds of $1,240,430 and paid broker fees of $41,617.

On August 5, 2020, the Company received $18,200 pursuant to a thirty year unsecured promissory note through the U.S. Small Business Administration’s Disaster Assistance Program. The note bears interest of 3.75% per annum with repayment beginning in the twelfth month following the date of the note.

During November 2020, the Company commenced an offering of up to $5,000,000 of 11% Convertible Secured Promissory Notes (the “Notes”). The Notes bear interest at a eleven percent (11%) annual rate, payable quarterly in arrears. Interest will be paid in shares of the Company’s common stock in the range of $1.00 to $1.50 per share. The Notes mature 2 years from the closing date. The Notes are convertible into the Company’s common stock in the range of $1.00 to $1.50 per share.

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

The Notes are secured by all assets of the Company and its subsidiaries, and are subordinate to the security interest granted to holders of the Series A Notes and Series B Notes previously issued by the Company. The Notes are subject to certain covenants and other provisions customary for a transaction of this nature. The Company received $505,000 in gross proceeds pursuant to the issuance of Notes and incurred broker fees of $32,200.

On February 16, 2021, the Company executed a Second Draw Paycheck Protection Term Note and received proceeds of $276,201, the terms of which are the same as the PPP Note. All or a portion of the PPP Note is eligible to be forgiven if all eligible employee retention criteria are met and the funds are used for eligible purposes. The Company has not determined an amount eligible for forgiveness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any current or pending legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description of Exhibit	Note
3.1	Certificate of Incorporation, Amendments to Articles of Incorporation and Articles of Merger	(2)
3.2	Second Amended and Restated By-Laws of the Company	(3)
10.1	Promissory Note, dated January 16, 2018, issued by the Company to Rio Vista Investments, LLC.	(4)
10.2	Warrant, dated January 18, 2018, issued by the Company to Rio Vista Investments, LLC.	(4)
10.3	Promissory Note, dated January 19, 2018,	(4)
10.4	Warrant, dated January 19, 2018	(4)
10.5	Promissory Note, dated March 8, 2018, issued by the Company to Michael T. Smith.	(5)
10.6	Warrant, dated March 9, 2018, issued by the Company to Michael T. Smith.	(5)
10.7	Promissory Note, dated March 12, 2018, issued by the Company to Boies Partners, Inc.	(5)
10.8	Warrant, dated March 12, 2018, issued by the Company to Boies Partners, Inc.	(5)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s Registration Statement on Form 10, filed with the SEC on December 29, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2015.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2018.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZERO GRAVITY SOLUTIONS, INC.
(Registrant)

Dated: August 10, 2021	By:	/s/ Timothy A. Peach
Timothy A. Peach, Acting Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer
(Principal Accounting Officer)